Form 10-Q
period 2010-12-31
Vantage Health
filed 2011-02-18
CIK 1497130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-168930

                                 VANTAGE HEALTH
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                             C/O Steven T Lowe Esq.
                                    Suite 640
                          11400 West Olympic Boulevard
                       Los Angeles, California 90064-1567
                    (Address of principal executive offices)

                                 (310) 477-5811
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
     Section 12(b) of the Act:                              on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 15, 2011
     -----                                   -----------------------------------
Common Stock, $0.01                                    74,150,000

                                 VANTAGE HEALTH.

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Other Comprehensive Income (Loss)        5
           Consolidated Statement of Stockholders' Equity (Deficit)            6
           Consolidated Statements of Cash Flows                               7
           Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

                                                                   December 31,          June 30,
                                                                      2010                 2010
                                                                   ----------           ----------
ASSETS

Current Assets
  Cash and equivalents                                             $   39,100           $  121,034
  Prepaid expenses                                                          0               23,349
  Intangible asset                                                     50,000                    0
                                                                   ----------           ----------
Total Current Assets                                                   89,100              144,383
                                                                   ----------           ----------

TOTAL ASSETS                                                       $   89,100           $  144,383
                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                            $    2,871           $    6,928
  Long - Term Liabilities
  Shareholder loans                                                   284,874              134,199
                                                                   ----------           ----------

Total Liabilities                                                     287,745              141,127
                                                                   ----------           ----------
Stockholders' Equity (Deficit)
  Common Stock, $.001 par value, 250,000,000 shares authorized,
   74,150,000 shares issued and outstanding                            74,150               74,150
  Additional paid-in capital                                           15,560               15,560
  Non-controlling interest                                            (75,848)                (637)
  Accumulated other comprehensive income (loss)                       (17,431)               6,010
  Deficit accumulated during the development stage                   (195,076)             (91,827)
                                                                   ----------           ----------
Total stockholders' equity (deficit)                                 (198,645)               3,256
                                                                   ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $   89,100           $  144,383
                                                                   ==========           ==========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2010

                                                         For the                For the              Period from
                                                       Three Months           Six Months            April 21, 2010
                                                          Ended                  Ended              (Inception) to
                                                       December 31,           December 31,           December 31,
                                                           2010                   2010                   2010
                                                       ------------           ------------           ------------
REVENUES                                               $          0           $          0           $          0
                                                       ------------           ------------           ------------
EXPENSES
  Professional fees                                           5,102                 13,321                 20,153
  Office expenses                                             2,069                  3,476                  3,539
  Consulting                                                 64,238                135,605                135,605
  Travel and entertainment                                    7,514                 25,327                 25,469
  Bank fees                                                     399                    799                  1,026
                                                       ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                     79,322                178,528                185,792
                                                       ------------           ------------           ------------

LOSS FROM OPERATIONS                                        (79,322)              (178,528)              (185,792)

OTHER INCOME (EXPENSE)
  Interest income                                                 7                     68                     68
                                                       ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                      7                     68                     68
                                                       ------------           ------------           ------------

LOSS BEFORE NON-CONTROLLING INTEREST                        (79,315)              (178,460)              (185,724)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST          34,297                 75,211                 75,848
                                                       ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (45,018)              (103,249)              (109,876)

PROVISION FOR INCOME TAXES                                        0                      0                      0
                                                       ------------           ------------           ------------

NET LOSS                                               $    (45,018)          $   (103,249)          $   (109,876)
                                                       ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.00)
                                                       ============
WEIGHTED AVERAGE COMMON SHARES OUTSANDING:
 BASIC AND DILUTED                                       74,150,000
                                                       ============


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2010

                                                        For the              For the            Period from
                                                      Three Months         Six Months          April 21, 2010
                                                         Ended                Ended            (Inception) to
                                                      December 31,         December 31,         December 31,
                                                          2010                 2010                 2010
                                                       ----------           ----------           ----------
Net Loss                                               $  (45,018)          $ (103,249)          $ (109,876)
                                                       ----------           ----------           ----------
Foreign Currency Translation:
  Change in cumulative translation adjustment             (12,013)             (23,441)             (17,341)
  Income tax benefit (expense)                                  0                    0                    0
                                                       ----------           ----------           ----------

Total                                                  $  (12,013)          $  (23,441)          $  (17,341)
                                                       ==========           ==========           ==========


See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
      FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2010

                                                                                      Accumulated      Deficit
                                                                                        Other        Accumulated
                                     Common Stock         Additional      Non-       Comprehensive    During the
                                  -------------------       Paid in    Controlling      Income       Development
                                  Shares       Amount       Capital      Interest       (Loss)          Stage         Total
                                  ------       ------       -------      --------       ------          -----         -----
Inception, April 21, 2010               0     $      0     $      0     $      0       $      0       $       0     $       0

Shares issued to founder       60,000,000       60,000           --           --             --              --        60,000
 for cash

Shares issued for cash at
 $0.0015 per share              3,712,500        3,713        1,856           --             --              --         5,569

Shares issued for cash at       5,000,000        5,000        5,000           --             --              --        10,000
 $0.002 per share

Shares issued for cash at
 $0.0025 per share              3,700,000        3,700        5,550           --             --              --         9,250

Shares issued for cash at
 $0.00275 per share             1,287,500        1,287        2,254           --             --              --         3,541

Shares issued for cash at
 $0.003 per share                 450,000          450          900           --             --              --         1,350

Deemed dividend created by
 acquisition of 51% of
 entity under common control           --           --           --           --             --         (85,200)      (85,200)

Net loss for the period
 ended June 30, 2010                   --           --           --         (637)         6,010          (6,627)       (1,254)
                               ----------     --------     --------     --------       --------       ---------     ---------
Balance, June 30, 2010         74,150,000       74,150       15,560         (637)         6,010         (91,827)        3,256

Net loss for the period
 ended September 30, 2010              --           --           --      (40,914)       (11,428)        (58,231)     (110,573)
                               ----------     --------     --------     --------       --------       ---------     ---------
Balance, September 30, 2010    74,150,000     $ 74,150     $ 15,560     $(41,551)      $ (5,418)      $(150,058)    $(107,317)

Net loss for the period
 ended December 31, 2010               --           --           --      (34,297)       (12,013)        (45,018)      (91,328)
                               ----------     --------     --------     --------       --------       ---------     ---------

Balance, December 31, 2010     74,150,000     $ 74,150     $ 15,560     $(75,848)      $(17,431)      $(195,076)    $(198,645)
                               ==========     ========     ========     ========       ========       =========     =========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2010

                                                                         For the            Period from
                                                                       Six Months          April 21, 2010
                                                                          Ended            (Inception) to
                                                                       December 31,         December 31,
                                                                           2010                 2010
                                                                        ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $ (103,249)          $ (109,876)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Loss attributable to non-controlling interest                         (75,211)             (75,848)
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                23,349                    0
     Increase (decrease) in accounts payable and accrued expenses           (4,057)               2,871
                                                                        ----------           ----------
CASH FLOWS USED BY OPERATING ACTIVITIES                                   (159,168)            (182,853)
                                                                        ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition of 51% interest in Moxisign                          0               (3,643)
                                                                        ----------           ----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                          0               (3,643)
                                                                        ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                            0               89,710
  Non-controlling interest                                                   3,521                3,521
  Proceeds from note payable - related party                               100,675              153,317
                                                                        ----------           ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                104,196              246,548
                                                                        ----------           ----------

Effect of exchange rate changes on cash                                    (26,962)             (20,952)

NET INCREASE (DECREASE) IN CASH                                            (81,934)              39,100

Cash, beginning of period                                                  121,034                    0
                                                                        ----------           ----------

Cash, end of period                                                     $   39,100           $   39,100
                                                                        ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                $        0           $        0
                                                                        ==========           ==========
  Cash paid for income taxes                                            $        0           $        0
                                                                        ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Deemed dividend related to acquisition of subsidiary                  $        0           $   85,200
                                                                        ==========           ==========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Vantage Health ("Vantage Health" and the "Company") is a development stage company and was incorporated in Nevada on April 21, 2010.

The Company intends to build and operate an Active Pharmaceutical Ingredients ("APIs") manufacturing plant alongside a formulation and packaging plant in South Africa to meet the growing market needs for Anti-retrovirals ("ARVs") in South Africa and potentially other African countries. The company intends to build an Antiretroviral Active Pharmaceutical Ingredient (API) manufacturing plant in South Africa in order to supply the growing demand in the fight against HIV/AIDS.

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1/A filed with the SEC as of and for the period ended June 30, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has selected a June 30 year end.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2010 and June 30, 2010, the Company had $39,100 and $121,034 of cash respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

Foreign Currency Translation
The functional currency of the Company is the United States Dollar. The financial statements of the Company's South African subsidiary are translated from the South African Rand to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders' equity as other comprehensive income (loss).

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - PREPAID EXPENSES

The amount recorded as prepaid expense at December 31, 2010 and June 30, 2010 is for consulting services to be used over the next twelve months. Prepaid expenses were $0 and $23,349 as of December 31, 2010 and June 30, 2010, respectively.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 3 - INTANGIBLE ASSET

On December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

NOTE 4 - SHAREHOLDER LOANS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $72,988 was loaned during the three months ended December 31, 2010. The total amount due to shareholders was $284,874 and $134,199 as of December 31, 2010 and June 30, 2010, respectively.

NOTE 5 - COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock.

During the period ended June 30, 2010 the Company issued 74,150,000 shares of common stock ranging from $0.001 to $0.003 per share. Vantage received total proceeds of $89,710.

There are 74,150,000 shares issued and outstanding as of December 31, 2010.

NOTE 6 - STOCK WARRANTS

The Company issued 7,859,375 stock warrants in connection with the issuance of common stock. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and as such, will be classified in stockholders' equity as they meet the definition of "...indexed to the issuer's stock" in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company's Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placement at $13 as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $3.00 and will expire 36 months from the effective date of the S-1. The Company has the right to call the common stock purchase warrants within ten days written notice if the Company's common stock is trading at or above $3.00 per share and has average daily trading volume of 200,000 shares of twenty consecutive days. No adjustment was made to the financial statements due to materiality. Key assumptions used by the Company are summarized as follows:

        Stock price                                      $0.00275
        Exercise price                                   $   3.00
        Expected volatility                                   105%
        Expected dividend yield                              0.00%
        Risk-free rate over the estimated expected
        life of the warrants                                 0.84%
        Expected term (in years)                                3

A Stock Price of $0.00275 was used in valuing the warrants. The stock price was based on the per share issuance price from recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the healthcare business.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 7 - NON-CONTROLLING INTEREST

On June 14, 2010, Vantage acquired 51% of an entity under common control for cash totaling $3,643. For purposes of these financial statements, the subsidiary has been consolidated via the acquisition method. We have recorded a deemed dividend of $85,200 since the book value of Moxisign's liabilities exceeded the book value of its assets. The assets and liabilities of Moxisign have been recorded at amounts equal to the carrying value on Moxisign's books as per ASC 805-020. . At the acquisition date, Moxisign had current assets of $27,751, current liabilities of $1,928 and long-term liabilities of $102,669.

NOTE 8 - INCOME TAXES

For the period ended December 31, 2010, Vantage Health has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $109,876 at December 31, 2010, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

                                                   December 31,        June 30,
                                                      2010               2010
                                                    --------           --------
Federal income tax attributable to:
  Current Operations                                $ 19,799           $  2,253
  Less: valuation allowance                          (19,799)            (2,253)
                                                    --------           --------
      Net provision for Federal income taxes        $      0           $      0
                                                    ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                      2010               2010
                                                    --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                      $ 22,052           $  2,253
  Valuation allowance                                (22,052)            (2,253)
                                                    --------           --------
      Net deferred tax asset                        $      0           $      0
                                                    ========           ========

NOTE 9 - COMMITMENTS

On December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

Vantage Health neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 10 - LIQUIDITY AND GOING CONCERN

The Company has limited working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Vantage Health to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 11 - SUBSEQUENT EVENTS

On January 31, 2011 Moxisign submitted a proposal for the Tender RT41-2011ME:
The supply and delivery of rapid HIV test kits to the State for a period 1 June 2011 to 31 May 2013. The supply tender is for approximately 14,000,000 diagnostic rapid screen test kits (approximately USD$7M) and 4,600,000 Confirmatory rapid screen test kits (Approximately USD$2.5M).

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VANTAGE HEALTH. was incorporated under the laws of the State of Nevada on April 21, 2010. Our registration statement has been filed with the Securities and Exchange Commission on August 19, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VANTAGE HEALTH.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2010 we had no revenues, have minimal assets and have incurred losses since inception.

On December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

Vantage Health neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The Company intends to build and operate an Active Pharmaceutical Ingredients ("APIs") manufacturing plant alongside a formulation and packaging plant in South Africa to meet the growing market needs for Anti-retrovirals ("ARVs") in South Africa and potentially other African countries. The company intends to build an Antiretroviral Active Pharmaceutical Ingredient (API) manufacturing plant in South Africa in order to supply the growing demand in the fight against HIV/AIDS.

Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have not earned any revenue.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 21, 2010) TO DECEMBER 31, 2010

Our net loss from operations for the three-month period ended December 31, 2010 was ($79,322) compared to a net loss of ($185,729) during the period from inception (April 21, 2010) to December 31, 2010. Our net loss before controlling-interest for the three month period ended December 31, 2010 was ($79,315) compared to a net loss of ($185,724) during the period from inception (April 21, 2010) to December 31, 2010. Our loss attributable to non-controlling interest for the three-month period ended December 31, 2010 was $34,297 compared to a loss of $75,848 from inception (April 21, 2010) to December 31, 2010. Our net loss for the three month period ended December 31, 2010 was ($45,018) compared to a net loss of ($109, 876) during the period from inception (April 21, 2010) to December 31, 2010. During the three-month period ended December 31, 2010, we did not generate any revenue.

During the three-month period ended December 31, 2010, we incurred general and administrative expenses of $79,322 compared to $185,792 incurred during the period from inception (April 21, 2010) to December 31, 2010. General and administrative expenses incurred during the three-month period ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, travel, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended December 31, 2010 was ($79,315) or ($0.00) per share compared to a net loss of ($185,792) or ($0.00) per share during the period from inception (April 21, 2010) to December 31, 2010. The weighted average number of shares outstanding was 74,150,000 for the three-month period ended December 31, 2010 compared to 74,150,000 for the period from inception (April 21, 2010) to December 31, 2010.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2010

Our net loss from operations for the six-month period ended December 31, 2010 was ($178,528). Our net loss before controlling-interest for the six-month period ended December 31, 2010 was ($178,460). Our loss attributable to non-controlling interest for the six-month period ended December 31, 2010 was $75,211. Our net loss for the six-month period ended December 31, 2010 was ($103,249). During the three-month period ended December 31, 2010, we did not generate any revenue.

Our net loss from operations during the six-month period ended December 31, 2010 was ($178,528) or ($0.00) per share. Our net loss during the six-month period ended December 31, 2010 was ($103,249) or ($0.00) per share. The weighted average number of shares outstanding was 74,150,000 for the six-month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2010

As at the six-month period ended December 31, 2010, our current assets were $89,100 and our current liabilities were $2,871, which resulted in a working capital of $86,229. As at the six-month period ended December 31, 2010, current assets were comprised of $39,100 in cash and 50,000 in intangible assets, compared to $121,034 in cash and 23,349 in prepaid expenses at fiscal year ended June 30, 2010. As at the three month period ended December 31, 2010, total liabilities were comprised of $284,874 in loan from director and $2,871 in accrued expenses.

Stockholders' equity decreased from $3,256 for fiscal year ended March 31, 2010 to a deficit of ($198,645) for the six-month period ended December 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2010, net cash flows used in operating activities was ($159,168) consisting primarily of a net loss of ($103,249). Net cash flows used in operating activities was ($182,853) for the period from inception (April 21, 2010) to December 31, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended December 31, 2010, we generated $104,196 net cash from financing activities through $100,675 in loans from Director and $3,521 in loans from a non-controlling interest. For the period from inception (April 21, 2010) to December 31, 2010, net cash provided by financing activities was $246,548 received from $89,710 in sale of common stock $153,317 in loans from Director and $3,521 in loans from non-controlling interest.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $72,988 was loaned during the three months ended December 31, 2010. The total amount due to shareholders was $284,874 and $134,199 as of December 31, 2010 and June 30, 2010, respectively.

On December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

Vantage Health neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 19, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 22,009,375 shares of our restricted common stock to be issued to certain shareholders for re-sale. The registration statement was declared effective on February 3, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANTAGE HEALTH


Dated: February 15, 2011          By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, President and
                                      Chief Executive Officer


Dated: February 15, 2011          By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, Chief Financial Officer