Form 10-Q
period 2011-03-31
Vantage Health
filed 2011-05-20
CIK 1497130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2011

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-168930

VANTAGE HEALTH
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation
or organization)

C/O Steven T Lowe Esq

Suite 640

11400 West Olympic Boulevard

Los Angeles, California 90064-1567

(Address of principal executive offices)

(310) 477-5811
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes      . No      . Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2011
Common Stock, $0.01	74,150,000

VANTAGE HEALTH.

Form 10-Q

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

VANTAGE HEALTH

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 (Unaudited)	5

Consolidated Statements of Operations for the Three and Nine Months ended March 31, 2011 and the Period from April 21, 2010 (Inception) to March 31, 2011 (Unaudited)	6

Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Nine Months ended March 31, 2011 and the Period from April 21, 2010 (Inception) to March 31, 2011 (Unaudited)	7

Consolidated Statement of Stockholders’ Equity (Deficit) as of March 31, 2011 (Unaudited)	8

Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2011 and the Period from April 21, 2010 (Inception) to March 31, 2011 (Unaudited)	9

Notes to Consolidated Financial Statements	10

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2011 AND JUNE 30, 2010

	March 31, 2011	June 30, 2010
ASSETS
Current Assets
Cash and equivalents	$18,185	$121,034
Prepaid expenses	0	23,349
Intangible asset	50,000	0
Total Current Assets	68,185	144,383

TOTAL ASSETS	$68,185	$144,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,382	$6,928

Long – Term Liabilities
Shareholder loans	348,026	134,199

Total Liabilities	356,408	141,127

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 250,000,000 shares authorized, 74,150,000 shares issued and outstanding	74,150	74,150
Additional paid-in capital	15,560	15,560
Non-controlling interest	(117,665)	(637)
Accumulated other comprehensive income (loss)	(11,823)	6,010
Deficit accumulated during the development stage	(248,445)	(91,827)
Total stockholders’ equity (deficit)	(288,223)	3,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,185	$144,383

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2011

	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2011	Period from April 21, 2010 (Inception) to March 31, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	5,065	18,386	25,218
Office expenses	6,444	9,920	9,983
Consulting	64,483	200,088	200,088
Travel and entertainment	18,894	44,221	44,363
Bank fees	300	1,099	1,326
TOTAL OPERATING EXPENSES	95,186	273,714	280,978

LOSS FROM OPERATIONS	(95,186)	(273,714)	(280,978)

OTHER INCOME (EXPENSE)
Interest income	0	68	68
TOTAL OTHER INCOME (EXPENSE)	0	68	68

LOSS BEFORE NON-CONTROLLING INTEREST	(95,186)	(273,646)	(280,910)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	41,817	117,028	117,665

LOSS BEFORE PROVISION FOR INCOME TAXES	(53,369)	(156,618)	(163,245)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(53,369)	$(156,618)	$(163,245)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	74,150,000	74,150,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2010

	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2011	Period from April 21, 2010 (Inception) to March 31, 2011

Net Loss	$(53,369)	$(156,618)	$(163,245)

Foreign Currency Translation:
Change in cumulative translation adjustment	5,608	(17,431)	(11,823)
Income tax benefit (expense)	0	0	0
Total	$5,608	$(17,431)	$(11,823)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2011

	Common Stock		Additional Paid	Non- Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Interest	(Loss)	Stage	Total

Inception, April 21, 2010	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	(85,200)	(85,200)

Net loss for the period ended June 30, 2010	-	-	-	(637)	6,010	(6,627)	(1,254)

Balance, June 30, 2010	74,150,000	74,150	15,560	(637)	6,010	(91,827)	3,256

Net loss for the period ended March 31, 2011	-	-	-	(117,028)	(17,833)	(156,618)	(291,479)

Balance, March 31, 2011	74,150,000	$ 74,150	$ 15,560	$ (117,665)	$ (11,823)	$ (248,445)	$(288,223)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2011

	For the Nine Months Ended March 31, 2011	Period from April 21, 2010 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(156,618)	$(163,245)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss attributable to non-controlling interest	(117,028)	(117,665)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	23,349	0
Increase (decrease) in accounts payable and accrued expenses	1,454	8,382
CASH FLOWS USED BY OPERATING ACTIVITIES	(248,843)	(272,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intangible asset	(50,000)	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	(3,643)
CASH FLOWS USED BY INVESTING ACTIVITIES	(50,000)	(53,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	89,710
Proceeds from note payable – related party	213,827	266,469
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	213,827	356,179

Effect of exchange rate changes on cash	(17,833)	(11,823)

NET INCREASE (DECREASE) IN CASH	(102,849)	18,185
Cash, beginning of period	121,034	0
Cash, end of period	$18,185	$18,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$85,200

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Vantage Health (“Vantage Health” and the “Company”) is a development stage company and was incorporated in Nevada on April 21, 2010.

The Company intends to build and operate an Active Pharmaceutical Ingredients (“APIs”) manufacturing plant alongside a formulation and packaging plant in South Africa to meet the growing market needs for Anti-retrovirals (“ARVs”) in South Africa and potentially other African countries. The company intends to build an Antiretroviral Active Pharmaceutical Ingredient (API) manufacturing plant in South Africa in order to supply the growing demand in the fight against HIV/AIDS.

Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1/A filed with the SEC as of and for the period ended June 30, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has selected a June 30 year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had $18,185 and $121,034 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company’s South African subsidiary are translated from the South African Rand to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurs.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity as other comprehensive income (loss).

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

The amount recorded as prepaid expense at March 31, 2011 and June 30, 2010 is for consulting services to be used over the next twelve months.  Prepaid expenses were $0 and $23,349 as of March 31, 2011 and June 30, 2010, respectively.

NOTE 3 – INTANGIBLE ASSET

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 4 – SHAREHOLDER LOANS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500.  The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $213,827 was loaned during the nine months ended March 31, 2011. The total amount due to shareholders was $348,026 and $134,199 as of March 31, 2011 and June 30, 2010, respectively.

NOTE 5 – COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock.

During the period ended June 30, 2010 the Company issued 74,150,000 shares of common stock ranging from $0.001 to $0.003 per share.  Vantage received total proceeds of $89,710.

There are 74,150,000 shares issued and outstanding as of March 31, 2011.

NOTE 6 – STOCK WARRANTS

The Company issued 7,859,375 stock warrants in connection with the issuance of common stock. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placement at $13 as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $3.00 and will expire 36 months from the effective date of the S-1.  The Company has the right to call the common stock purchase warrants within ten days written notice if the Company’s common stock is trading at or above $3.00 per share and has average daily trading volume of 200,000 shares of twenty consecutive days. No adjustment was made to the financial statements due to materiality. Key assumptions used by the Company are summarized as follows:

Stock price	$ 0.00275
Exercise price	$ 3.00
Expected volatility	105%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life of the warrants	0.84%
Expected term (in years)	3

A Stock Price of $0.00275 was used in valuing the warrants. The stock price was based on the per share issuance price from recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the healthcare business.

NOTE 7 – NON-CONTROLLING INTEREST

On June 14, 2010, Vantage acquired 51% of an entity under common control for cash totaling $3,643.  For purposes of these financial statements, the subsidiary has been consolidated via the acquisition method.  We have recorded a deemed dividend of $85,200 since the book value of Moxisign’s liabilities exceeded the book value of its assets. The assets and liabilities of Moxisign have been recorded at amounts equal to the carrying value on Moxisign’s books as per ASC 805-020.  At the acquisition date, Moxisign had current assets of $27,751, current liabilities of $1,928 and long-term liabilities of $102,669.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8 – INCOME TAXES

For the period ended March 31, 2011, Vantage Health has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $109,876 at March 31, 2011, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

	March 31, 2011	June 30, 2010
Federal income tax attributable to:
Current Operations	$19,799	$2,253
Less: valuation allowance	(19,799)	(2,253)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$22,052	$2,253
Valuation allowance	(22,052)	(2,253)
Net deferred tax asset	$0	$0

NOTE 9 – COMMITMENTS

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

NOTE 10 – LIQUIDITY AND GOING CONCERN

The Company has limited working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Vantage Health to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

CURRENT BUSINESS OPERATIONS

The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10). As of March 31, 2011 we had no revenues, have minimal assets and have incurred losses since inception.

As described in our quarterly report on Form 10-Q for the period ended December 31, 2010 that was filed with the SEC on February 18, 2011, on December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HI V (1+2) Antibody (Colloidal Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus I and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

Vantage has also acquired a 51% interest in a newly-formed joint venture in Tanzania that will pursue commercial opportunities in the medical industry in the Republic of Tanzania.

On January 31, 2011, Moxisign submitted a proposal for the RT41-2011ME, the supply and delivery of rapid HIV test kits to the State for a period of two years. The supply tender is for approximately 14,000,000 diagnostic rapid screen test kits (approximately US$7M) and 4,600,000 Confirmatory rapid screen test kits (approximately US$2.5M). We cannot predict the likelihood of winning the orders associated with this proposal, although in the event that we are successful in this tender participation, we do not expect to be awarded 100% of the tender value. The contracts are expected to be awarded before June 2011.

Vantage now devotes fulltime to implementing its overall business plan.

Phase 1: IMPORTATION AND DISTRIBUTION IN SOUTH AFRICA

Moxisign (PTY) Ltd (“Moxisign”) is a 51% owned South African subsidiary of Vantage Health.  Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders – in particular; HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical supplies that are either unavailable in South Africa, or too expensive for the government to source from local producers. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model model to help us grow substantially within the next three years.

The remaining 49% of Moxisign is owned by a consortium of local Broad Based Black Economic Empowerment (“BBBEE”) partners.

The 49% BBEE shareholders are made up of several individuals that are led by Kopano Ke Matla Investment Trust (“Kopano”), which is the investment arm of COSATU, South Africa’s largest Trade Union and part of the tripartite ruling government. Kopano is one of the world’s largest Investment companies. Kopano’s Chairman and Trustee, Mr. Prabir Badal, is also on the Board of Moxisign.

In addition, Vantage Health through a South African subsidiary to be formed, Vantage Health South Africa, is targeting the private sector in South Africa. We have approached the Clicks Group Limited (JSE: CLS), (“Clicks”) to supply Clicks with over-the-counter treatments and medications labeled under Clicks’ own brand. A formal purchase order has yet to be signed as we are still at the stage of deciding upon the appropriate products and compiling the necessary paperwork to file at the Medicine Control Council.  Supply to Clicks is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

Supply Agreements

Moxisign intends to be a pharmaceutical distributor.  One aspect of Vantage’s business case is Moxisign’s ability to import into South Africa, medications and treatments competitively priced and based on the partnerships, technology and skills transfer these partners provide.  Moxisign has signed, executed supply agreements with the following entities that covers the pharmaceutical space in which Moxisign intends to compete:

India

   Amol Pharmaceuticals

China

   China National Pharmaceutical Group (SINOPHARM) - Letter of Intent stage

   GWK Biotechnology Company

   Kehua Bioengineering

Current Status of Moxisign

Moxisign is currently awaiting the adjudication of the HIV Rapid Screening test kit tender bid.  This bid was submitted by Moxisign on January 31, 2011, and the total value of the contract is up to US$9.5 million (for a total order of 19 million kits, both diagnostic and confirmatory).

PHASE 2: SADC REGIONAL MARKETS

As indicated in the first paragraph to Item 5.06, on December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right.

We are using this supply agreement to enter into new markets.  We have been in negotiations with the Consul General of the Republic of Seychelles to supply the Ministry of Health with HIV test kits and intend to supply Anti-retrovirals to the Seychelles if and when we receive approval.

We have finalized an additional Joint Venture Agreement in Botswana and plan on entering the Botswana pharmaceutical market shortly.

We have also formed a joint venture partnership with a Tanzanian group to enter the Pharmaceutical market in the Republic of Tanzania which is described above.

PHASE 3: MANUFACTURING

Vantage Health is in the process of forming a second South Africa subsidiary which will be called Vantage Health South Africa, formed specifically to execute the third phase of the Vantage Health business plan.  Phase 3 is the planning, building, commissioning and operation of a pharmaceutical manufacturing facility.

The manufacturing sector has been targeted by the South African government and is identified as a key pillar  in the recent State of the nation address and in the 2010-2013 Industrial Policy Action Plan II and there are, at present, a number of taxation and financial incentives, including grants from the state available to encourage a vibrant manufacturing sector.

The pharmaceutical partnerships established have agreed to provide Vantage with the requisite technology and skills transfer to establish the plant.  At present, Vantage is conducting preliminary feasibility assessment towards the building of the API / secondary formulation plant within South Africa.

South Africa purchases 70% of the global anti-retroviral market alone and, at this time, does not contribute significantly to producing or supplying products for the marketplace.  Vantage sees a gap in the local pharmaceutical manufacturing space that, with the consequent development of employment and associated business in the pharmaceutical, logistics and retail sectors will provide widespread benefits to Africa.

HOSPITALS:  BUILD, OWN, OPERATE, TRANSFER (“BOOT”)

An objective that benchmarks our goals is the establishment of a private-public partnership to build, own and operate hospitals.  Transfer of skills to medical, nursing paramedical and operational personnel is fundamental and after a period of time, these hospitals would revert to public ownership.  We have established partners in India and China who are experienced and have executed BOOT hospitals in other resource limited settings in Africa.  Again we intend the structure will take the form of a 51/49 joint venture partnership with the South African government.  .

Other areas for opportunities would be utilizing the African Development  AID  from China to build equip and run hospitals in South Africa, as already exists in other parts of Africa such as Ghana.

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

Three Month Period Ended March 31, 2011 Compared to the period from Inception (April 21, 2010) to March 31, 2011

Our net loss from operations for the three-month period ended March 31, 2011 was ($95,186) compared to a net loss of ($280,910) during the period from inception (April 21, 2010) to March 31, 2011. Our net loss before controlling-interest for the three month period ended March 31, 2011 was ($95,186) compared to a net loss of ($280,978) during the period from inception (April 21, 2010) to March 31, 2011. Our loss attributable to non-controlling interest for the three-month period ended March 31, 2011 was $41,817 compared to a loss of $117,665 from inception (April 21, 2010) to March 31, 2011. Our net loss for the three month period ended March 31, 2011 was ($53,369) compared to a net loss of ($163,245) during the period from inception (April 21, 2010) to March 31, 2011. During the three-month period ended March 31, 2011, we did not generate any revenue.

During the three-month period ended March 31, 2011, we incurred general and administrative expenses of $95,186 compared to $280,978 incurred during the period from inception (April 21, 2010) to March 31, 2011. General and administrative expenses incurred during the three-month period ended March 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs,  travel, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended March 31, 2011 was ($53,369) or ($0.00) per share compared to a net loss of ($163,245) or ($0.00) per share during the period from inception (April 21, 2010) to March 31, 2011. The weighted average number of shares outstanding was 74,150,000 for the three-month period ended March 31, 2011.

Nine-Month Period Ended March 31, 2011

Our net loss from operations for the nine-month period ended March 31, 2011 was ($273,714). Our net loss before controlling-interest for the nine-month period ended March 31, 2011 was ($273,646). Our loss attributable to non-controlling interest for the nine-month period ended March 31, 2011 was $117,028. Our net loss for the nine-month period ended March 31, 2011 was ($156,618). During the nine-month period ended March 31, 2011, we did not generate any revenue.

Our net loss from operations during the nine-month period ended March 31, 2011 was ($273,714) or ($0.00) per share. Our net loss during the nine-month period ended March 31, 2011 was ($156,618) or ($0.00) per share. The weighted average number of shares outstanding was 74,150,000 for the nine-month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended March 31, 2011

As at the nine-month period ended March 31, 2011, our current assets were $68,185 and our current liabilities were $8,382, which resulted in a working capital of $59,803. As at the nine-month period ended March 31, 2011, current assets were comprised of $18,185 in cash and $50,000 in intangible assets, compared to $121,034 in cash and $23,349 in prepaid expenses at fiscal year ended June 30, 2010. As at the nine-month period ended March 31, 2011, total liabilities were comprised of $348,026 in loan from director and $8,382 in accounts payable and accrued expenses.

Stockholders’ equity decreased from $3,256 for fiscal year ended June 31, 2010 to a deficit of ($288,223) for the nine-month period ended March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2011, net cash flows used in operating activities was ($248,843) consisting primarily of a net loss of ($156,618). Net cash flows used in operating activities was ($272,528) for the period from inception (April 21, 2010) to March 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended March 31, 2011, we generated $213,827 net cash from financing activities through $213,827 in loans from a Director.  For the period from inception (April 21, 2010) to March 31, 2011, net cash provided by financing activities was $356,179 received from $89,710 in sale of common stock $266,469  in  loans from Director.

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

MATERIAL COMMITMENTS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500.  The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $213,827 was loaned during the nine months ended March 31, 2011. The total amount due to shareholders was $348,026 and $134,199 as of March 31, 2011 and June 30, 2010, respectively.

On March 31, 2011, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold).  This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold) in the continent of Africa.  The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus 1 and/or 2 in whole blood or serum or plasma.  This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits.  Vantage Health has paid $50,000 for this 12 month exclusive right.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE HEALTH.

Dated: May 15, 2011

By: /s/ Lisa Ramakrishnan

Lisa Ramakrishnan, President and

Chief Executive Officer

Dated: May 15, 2011

By: /s/ Lisa Ramakrishnan

Lisa Ramakrishnan, Chief Financial Officer