Form 10-K
period 2011-06-30
Vantage Health
filed 2011-10-13
CIK 1497130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from N/A to N/A .

                         Commission File No. 333-168930


                                 Vantage Health
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                              93-0659770
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                     11400 West Olympic Boulevard, Suite 640
                           Los Angeles, CA 90064-1567
                    (Address of Principal Executive Offices)

                                  310-477-5811
              (Registrant's Telephone Number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 74,150,000 issued and outstanding as of September 30, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                 Vantage Health
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2011

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I

ITEM 1.  Business                                                              3
ITEM 1A. Risk Factors                                                          7
ITEM 1B. Unresolved Staff Comments                                            13
ITEM 2.  Properties                                                           13
ITEM 3.  Legal Proceedings                                                    13
ITEM 4.  Removed and Reserved                                                 13

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters
         And Issuer Purchases Of Equity Securities                            14
ITEM 6.  Selected Financial Data                                              14
ITEM 7.  Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations                                                14
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk           16
ITEM 8.  Financial Statements And Supplementary Data                          16
ITEM 9.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure                                                 16
ITEM 9A. Controls And Procedures (ITEM 9A(T))                                 16
ITEM 9B. Other Information                                                    17

PART III

ITEM 10. Directors, Executive Officers And Corporate Governance               18
ITEM 11. Executive Compensation                                               20
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And
         Related Stockholder Matters                                          21
ITEM 13. Certain Relationships And Related Transactions, And Director
         Independence                                                         22
ITEM 14. Principal Accounting Fees And Services                               22

PART IV

ITEM 15. Exhibits, Financial Statements Schedules                             23

SIGNATURES                                                                    24

                                     PART I

ITEM 1. BUSINESS

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

As described in our quarterly report on Form 10-Q for the period ended December 31, 2010 that was filed with the SEC on February 18, 2011, on December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HI V (1+2) Antibody (Colloidal Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus I and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within six months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right. The agreement terminated on June 30, 2011 due to Vantage not having place sufficient orders required under the contract. Vantage believes it can still get the favorable terms provided under the contract in the future; however, there is no guarantee of that.

Vantage has also acquired a 51% interest in a newly-formed joint venture in Tanzania that will pursue commercial opportunities in the medical industry in the Republic of Tanzania.

On January 31, 2011, Moxisign submitted a proposal for the RT41-2011ME, the supply and delivery of rapid HIV test kits to the State for a period of two years. The supply tender is for approximately 14,000,000 diagnostic rapid screen test kits (approximately US$7M) and 4,600,000 Confirmatory rapid screen test kits (approximately US$2.5M). We cannot predict the likelihood of winning the orders associated with this proposal, although in the event that we are successful in this tender participation, we do not expect to be awarded 100% of the tender value. The contracts are expected to be awarded during 2011.

Vantage now devotes fulltime to implementing its overall business plan.

PHASE 1: IMPORTATION AND DISTRIBUTION IN SOUTH AFRICA

Moxisign (PTY) Ltd ("Moxisign") is a 51% owned South African subsidiary of Vantage Health. Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders - in particular; HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical supplies that are either unavailable in South Africa, or too expensive for the government to source from local producers. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next three years.

The remaining 49% of Moxisign is owned by a consortium of local Broad Based Black Economic Empowerment ("BBBEE") partners.

The 49% BBEE shareholders are made up of several individuals that are led by Kopano Ke Matla Investment Trust ("Kopano"), which is the investment arm of COSATU, South Africa's largest Trade Union and part of the tripartite ruling government. Kopano is one of the world's largest Investment companies. Kopano's Chairman and Trustee, Mr. Prabir Badal, is also on the Board of Moxisign.

In addition, Vantage Health through a South African subsidiary to be formed, Vantage Health South Africa, is targeting the private sector in South Africa. We have approached the Clicks Group Limited (JSE: CLS), ("Clicks") to supply Clicks with over-the-counter treatments and medications labeled under Clicks' own brand. A formal purchase order has yet to be signed as we are still at the stage of deciding upon the appropriate products and compiling the necessary paperwork to file at the Medicine Control Council. Supply to Clicks is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

SUPPLY AGREEMENTS

Moxisign intends to be a pharmaceutical distributor. One aspect of Vantage's business case is Moxisign's ability to import into South Africa, medications and treatments competitively priced and based on the partnerships, technology and skills transfer these partners provide. Moxisign has signed, executed supply agreements with the following entities that covers the pharmaceutical space in which Moxisign intends to compete:

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

HOSPITALS:  BUILD, OWN, OPERATE, TRANSFER ("BOOT")

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

RESEARCH AND DEVELOPMENT

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries, other than our 51% ownership of Moxisign and a 51% ownership of Vantage Health Tanzania LTD.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

GOVERNMENT REGULATIONS

Moxisign will conform to South African government policy, including IPAP II, whilst also noting that one of the principal drivers of this project is the current criticism regarding the previous ARV tender in 2007.

Moxisign is cognizant of this IPAP II policy alignment, as any endeavour to establish a new industry without fitting into defined government policy may face hurdles. The timing, in the opinion of Moxisign's management, is excellent for Moxisign to put its plans into operation. In addition, the current social and economic conditions appear optimal for Moxisign to implement its business case.

OFFICES

Our business office is located at Suite 640, 11400 West Olympic Boulevard, Los Angeles, California 90064-1567. Our telephone number is (310) 477-5811. We do not pay any rent to Lowe Law and there is no agreement to pay any rent in the future. Upon the completion of our offering, we intend to establish an office elsewhere.

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

MATERIAL COMMITMENTS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $247,623 was loaned during the nine months ended June 30, 2011. The total amount due to shareholders was $328,322 and $134,199 as of June 31, 2011 and June 30, 2010, respectively.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE ARE AT RISK OF THE DEPARTMENT OF HEALTH NOT AWARDING SUPPLY AGREEMENT PAST THE 2012 PERIOD.

Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish an expertise with the tender process in South Africa. Our inability to compete with other bidders in the tender process will have an adverse effect on our business, financial condition and results of operations. Moxisign is dependent on being awarded a minimum of 10 % of the tender. This may equate to a dollar value of approximatly$54 million. This dollar value is the figure we estimate to be approximately 10 % of the tender based on the total value of previous Department of Health ARV tender from 2008. It is envisaged that Moxisign may structure its bid to generate cash flow margins of 20%. If so, then 20% of $54 million

(approximately $11 million), would equate to approximately ZAR77 million, and this amount would be sufficient to begin construction or purchase of a formulation/packaging plant, or begin the process of building a manufacturing facility.

IF WE ARE UNABLE TO ARRANGE A TECHNOLOGY PARTNERSHIP WITH API MANUFACTURING CAPABILITIES OUR BUSINESS WILL FAIL.

In order to complete our proposed business plan we require a technology partnership with a foreign API manufacturer. The main suppliers Moxisign and Vantage Health Tanzania LTD. intends on working with are located in China and India. A technology partnership is needed in order to obtain the pre-manufactured API products. If Moxisign and Vantage Health Tanzania Ltd., are unable to arrange a technology partnership our business will fail.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE NO EXPERIENCE BUILDING AND OPERATING A PHARMACEUTICAL FACILITY WE WILL NEED TO PROCURE ADDITIONAL EXPERTISE OR OUR BUSINESS WILL FAIL.

Current officers and directors of Vantage Health do not have the expertise to build and operate a pharmaceutical facility. In order to complete our proposed business plan we must source and procure additional staff with expertise in building and operating a pharmaceutical facility. If we are unable to source and hire the required expertise our business will fail.

WE REQUIRE SIGNIFICANT ADDITIONAL FUNDS IN ORDER TO COMPLETE OUR PROPOSED BUSINESS PLAN. IF WE ARE UNABLE TO RAISE THESE FUNDS OUR BUISINESS WILL FAIL.

The Company will have capital requirements of $20,000,000 in order to make 350 tonnes of ARV APIs (Active Pharmaceutical Ingredients) per annum. This capital will be utilized for operating capital of $5,000,000 including the purchase of formulated ARV's for the initial supply agreement and $15,000,000 for the construction of the manufacturing plant for ARV's. The 350 tonnes per annum is only an assumption at this point and could change based on the size of a tender awarded to Moxisign, if any at all. We plan to obtain capital in three ways:

     1. Through retained earnings from the first two years of operations from the supply contract with a technology partner

     2.   Current share holders exercising warrants

     3.   Selling additional common shares.

Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any material reason to believe our share price will reach a level where warrant holders will be willing to exercise warrants. There is no assurance that we will be successful in completing any equity financing. If we are unable to obtain financing our business will fail.

WE ARE AT RISK OF ADDITIONAL COMPETITION FROM FOREIGN CONTROLLED ENTITIES THAT MAY CONSTRUCT DOMESTIC PRODUCTION FACILITIES.

It is possible that foreign pharmaceutical manufacturers or suppliers may construct, or are in the process of constructing manufacturing facilities in South Africa, in order to supply the South African government, and participate in South African government tenders. As such, substantial competitive risk exists that may leave Moxisign unable to participate competitively in future government tenders.

THE COMPANY IS AT RISK OF POSSIBLE CHANGES OF THE ARV OF CHOICE TO DIFFERENT
FDC.

A possible change of the ARV of choice to a different FDC would affect the business s operation plans. Depending upon the phase of the business that Moxisign had reached, and dependent upon any alteration in the Department of Health tender, it is possible that we may have to alter our importation or manufacturing processes to cater for this change.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our officers and directors will only be devoting limited time to our operations. Dr. Ramakrishnan intends to devote 50% of her business time to our affairs while Mr. Lowe intends to devote less than 10% of his business time to our affairs. Because our senior officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Lisa Ramakrishnan and Steven Lowe from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Dr. Ramakrishnan and Mr. Lowe may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE A DIRECTOR OWNS 80.92% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, THEY CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our director, Lisa Ramakrishnan, owns approximately 80.92% of the outstanding shares of our common stock. Accordingly, she will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. She will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to provide proper service to our potential clients. At this time, we cannot assure investors that we will be able to obtain financing. If we cannot raise financing to meet our obligations, we will be insolvent and will be forced to cease our business operations.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED, AND OUR FAILURE TO RAISE CAPITAL WHEN NEEDED COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

     *    market acceptance of our products;

     *    the need to adapt to changing government regulations;

     *    the existence of opportunities for expansion; and

     * access to and availability of sufficient management, technical, marketing and financial personnel.

Our current capital resources are not sufficient to satisfy our liquidity needs. We must therefore seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors' shares.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Due to the specified nature of our business, having certain key personnel is essential to survival of our business. We rely heavily on Dr. Ramakrishnan to execute our business plan. Consequently, the loss of Dr. Ramakrishnan may have a substantial effect on our future success or failure. We do not have and generally do not intend to acquire keyman life insurance on any of our executives. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

WE DO NOT HAVE PRODUCT LIABILITY INSURANCE AND WE COULD BE EXPOSED TO SUBSTANTIAL LIABILITY.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Adverse side effects, marketing or manufacturing problems pertaining to any of our products could result in:

     *    decreased demand for our products;

     *    adverse publicity resulting in injury to our reputation;

     *    product liability claims and significant litigation costs;

     *    substantial monetary awards to or costly settlements with consumers;

     *    product recalls;

     *    loss of revenues; or

     *    the inability to commercialize future products.

To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future. We do not carry product liability insurance. The lack of product liability insurance exposes us to risks associated with potential product liability claims, which can be significant.

THE EXISTENCE OF GOVERNMENT REGULATION IN SOUTH AFRICA AND TANZANIA PRESENT HURDLES TO EXECUTING OUR BUSINESS PLAN.

Our operations are subject to various laws and regulations in South Africa and Tanzania. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Existing regulatory requirements for Moxisign are that Moxisign needs to become registered as a pharmaceutical producer with the MCC of South Africa. Our company has commenced this registration process and the process of applying with the Inspectorate of the MCC for registration. Once Moxisign is registered with the MCC it will be then have to apply for registration with the Department of Health in order to be eligible to bid for government tenders as a pharmaceutical supplier. It also will need to be registered with the Pharmacy Council of South Africa.

Once Moxisign is registered with the MCC, DOH and the Pharmancy Council it will need to get its ARV samples tested and then registered with the MCC. This drug registration will involve submitting the necessary pharmaceutical dossiers and common technical documents to the MCC. Since these ARVs are generics, the registration process is fairly routine as there is no need for new clinical data or clinical studies, although biostudies (bio-equivalence and bio-availiability assays are required). Then with these bio-studies, the ARVs once they have also completed stability testing will need to be submitted for registration with the MCC. This can be fast-tracked by the application to the Minister of Health as ARV's are deemed vital for the HIV/AIDS health crisis. This process could take 4-6 months.

Once the medicines are registered with the MCC, then the ARVs may be utilized for supplying a tender. In order for Moxisign to later commence production of ARVs would also entail a further registration requirement from the MCC as a pharmaceutical manufacturer and warehousing license. This would require a Quality Control pharmacist, a Production pharmacist and a Regulatory pharmacist to be employed by Moxisign.

These and other government obstacles along with our limited resources may make it difficult to penetrate the market in South Africa for our products. If we are unable to successfully maneuver the South African government regulatory processes, we may have to endure delays in the tender process, which could adversely affect our ability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Offices are located at 11400 West Olympic Boulevard, Los Angeles, California 90064-1567 and our corporate number is 310-477-8811.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the NASDAQ OTCBB under the symbol VNTH.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 21, 2010 TO JUNE 30, 2011

Our loss from operations since inception is $406,008. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

As of June 30, 2011, our total assets were $14,223 and our total liabilities were $376,137.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited financial and managerial resources, lack of managerial experience and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011, THE PERIOD FROM APRIL 21, 2010 (DATE OF INCEPTION) TO MAY 31, 2010 AND THE PERIOD FROM APRIL 21, 2010 (DATE OF INCEPTION) TO JUNE 30, 2011

We did not earn any revenues for the fiscal year ending June 30, 2011. Our net loss before loss attributable to non-controlling interest for the fiscal year ended June 30, 2011 was ($398,675) compared to ($7,264) in 2010 and $(405,939)
during the period from inception (April 21, 2010) to June 30, 2011. General and administrative expenses incurred during the fiscal year ended June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at our fiscal year end June 30, 2011, our current assets were $14,223 and our total liabilities were $376,137 which resulted in a working capital deficit of ($361,914). As at the fiscal year ended June 30, 2011, current liabilities were comprised of $328,322 in loans from a shareholder and $347,815 in accounts payable and accrued expenses.

Stockholders' equity (deficit) decreased from $3,256 at June 30, 2010 to ($361,914) at June 30, 2011.

We have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2011, net cash flows used in operating activities was ($284,439), compared to ($23,685) for the fiscal year ended June 31, 2010 and ($308,124) for the period from April 21, 2010 (Inception) to June 30, 2011 .We have financed our operations primarily from either advancements or the issuance of equity and debt instruments for the fiscal year ended June 30, 2011. For the period from inception (April 21, 2010) to June 30, 2011, net cash provided by financing activities was $386,475 received from sale of common stock and advances from Shareholders. During the fiscal year ending June 30, 2011 net cash flow provided by financing activities was $244,123 received from loans from a shareholder.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Silberstein Ungar, PLLC CPA, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended June 30, 2011 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2011, our internal control over financial reporting was not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name of Director                 Age
----------------                 ---
Lisa Ramakrishnan                39
Stephen Lowe                     52

Executive Officers:

Name of Officer                  Age                   Office
---------------                  ---                   ------
Lisa Ramakrishnan                39      President, Chief Executive Officer,
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer
Steven Lowe                      52      Secretary

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our officers and directors.

Since our inception on April 21, 2010, Lisa Ramakrishnan has been our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and a member of our board of directors. Lisa has not been a member of the board of directors of any corporations during the last five years. She intends to devote approximately 50% of her business time to our affairs.

Work History:

currently CEO of Sahira Pty Ltd (privately held Australian investment company)

October 2008 to May 2009
Consultant Radiologist Imaging Partners Online UK

January 2007 to March 2008
Consultant Radiologist Fremantle Hospital

January 2001- January 2007
WA Radiology registrar training program Sir Charles Gairdner Hospital

During the past five years, Dr. Ramakrishnan has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Dr. Ramakrishnan was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Dr. Ramakrishnan's involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Since our inception on April 21, 2010, Steven Lowe has been our Secretary and a member of our board of directors. Mr. Lowe is a member of the board of directors of Receivable Acquisition Management Corporation (RCVA a publicly traded company). . He intends to devote approximately 10% of his business time to our affairs.

Work History

1991-Present
Attorney and founder of Lowe Law

During the past five years, Mr. Lowe has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Lowe was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Lowe involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended June 30, 2011, the compensation awarded to, paid to, or earned by, our Officers and Directors whose total compensation was zero.

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
LISA            2010    None       None        None        None         None             None           None           None
RAMAKRISHNAN
President, CEO,
CFO, Treasurer,
Chief Accounting
Officer,
and director

STEVEN LOWE     2010    None       None      $32,000        None         None             None           None         $32,000
Secretary and
Director

Steven Lowe was issued 100,000 restricted shares on June 20, 2011 at a price of $0.32 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Title of         Name and address                          Amount of beneficial
Class           of beneficial owner                             ownership
-----           -------------------                             ---------
Common       Lisa Ramakrishnan                                  60,000,000
Stock        President, Chief Executive Officer,
             Chief Financial Officer, Treasurer,
             Chief Accounting Officer and sole Director

             17 OuWingerd Road
             Capetown South Africa
             7806

Common       All Officers and Directors as a                    60,000,000
Stock        group that consists of one person                    shares

[1] The person named above may be deemed to be a "PARENT" and "PROMOTER" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Silberstein Ungar, PLLC CPA in 2010 and 2011.

                                              2011                  2010
                                       Silberstein Ungar,     Silberstein Ungar,
                                              PLLC                  PLLC
                                            -------               -------
Audit Fees                                  $13,500               $ 5,000
Audit-Related Fees (2)                            0                     0
Tax Fees (3)                                      0                     0
All Other Fees (4)                                0                     0
                                            -------               -------

Total                                       $13,500               $ 5,000
                                            =======               =======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Rule 3526, and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1.0      Communication with Audit Committees concerning Independence (2)

3.1      Articles of Incorporation (1)

3.2      By-laws (1)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)  Filed herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES                                              TITLE                                    DATE
----------                                              -----                                    ----


By: /s/ Lisa Ramakrishnan              President, Chief Executive Officer, Director         October 13, 2011
    ------------------------------
    Lisa Ramakrishnan

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lisa Ramakrishnan              Secretary, Treasurer, Chief Executive Officer,       October 13, 2011
    ------------------------------     Director
    Lisa Ramakrishnan

                                 VANTAGE HEALTH

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2011

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets as of June 30, 2011 and 2010                     F-2

Consolidated Statements of Operations for the Periods ended June 30, 2011
and 2010 and the Period from April 21, 2010 (Inception) to June 30, 2011     F-3

Consolidated  Statements of Other  Comprehensive  Income (Loss) for the
Periods ended June 30, 2011 and 2010 and the Period from April 21, 2010
(Inception) to June 30, 2011                                                 F-4

Consolidated Statement of Stockholders' Equity (Deficit) as of June 30, 2011 F-5

Consolidated  Statements  of Cash Flows for the Periods  ended June 30, 2011
and 2010 and the Period from April 21, 2010 (Inception) to June 30, 2011     F-6

Notes to Consolidated Financial Statements                                   F-7

Silberstein Ungar, PLLC CPAs and Business Advisors

                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vantage Health
Cape Town, South Africa

We have audited the accompanying consolidated balance sheets of Vantage Health and subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss), stockholders' equity (deficit), and cash flows for the periods ended June 30, 2011 and 2010 and the period from April 21, 2010 (date of inception) to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Health and subsidiary as of June 30, 2011 and 2010, and the results of their operations and cash flows for the periods ended June 30, 2011 and 2010 and the period from April 21, 2010 (date of inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vantage Health will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 13, 2011

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2011 AND 2010

                                                                            2011                 2010
                                                                         ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                                   $   14,223           $  121,034
  Prepaid expenses                                                                0               23,349
  Deposit                                                                         0                    0
                                                                         ----------           ----------
      TOTAL CURRENT ASSETS                                                   14,223              144,383
                                                                         ----------           ----------

      TOTAL ASSETS                                                       $   14,223           $  144,383
                                                                         ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $   47,815           $    6,928

Long - Term Liabilities
  Shareholder loans                                                         328,322              134,199
                                                                         ----------           ----------
      TOTAL LIABILITIES                                                     376,137              141,127
                                                                         ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 par value, 250,000,000 shares authorized,
    74,150,000 shares issued and outstanding                                 74,150               74,150
  Additional paid-in capital                                                 65,560               15,560
  Non-controlling interest                                                 (142,238)                (637)
  Accumulated other comprehensive income (loss)                             (10,485)               6,010
  Deficit accumulated during the development stage                         (348,901)             (91,827)
                                                                         ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (361,914)               3,256
                                                                         ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $   14,223           $  144,383
                                                                         ==========           ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

                                                                                                    Period from
                                                                                                   April 21, 2010
                                                            Year Ended         Period Ended        (Inception) to
                                                             June 30,            June 30,             June 30,
                                                               2011                2010                 2011
                                                           ------------        ------------         ------------
REVENUES                                                   $          0        $          0         $          0
                                                           ------------        ------------         ------------
EXPENSES
  Professional fees                                              27,559               6,832               34,391
  Office expenses                                                28,071                  63               28,134
  Officer/Director Compensation                                   7,000                   0                7,000
  Stock-based compensation                                       32,000                   0               32,000
  Consulting                                                    212,971                   0              212,971
  Deposit impairment                                             50,000                   0               50,000
  Travel and entertainment                                       71,316                 142               71,458
  Bank fees                                                       1,827                 227                2,054
                                                           ------------        ------------         ------------
TOTAL OPERATING EXPENSES                                        430,744               7,264              438,008
                                                           ------------        ------------         ------------
LOSS FROM OPERATIONS                                           (398,744)             (7,264)            (406,008)

OTHER INCOME (EXPENSE)
  Interest income                                                    69                   0                   69
                                                           ------------        ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                                         69                   0                   69
                                                           ------------        ------------         ------------

LOSS BEFORE NON-CONTROLLING INTEREST                           (398,675)             (7,264)            (405,939)
LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST             141,601                 637              142,238
                                                           ------------        ------------         ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                         (257,074)             (6,627)            (263,701)

PROVISION FOR INCOME TAXES                                            0                   0                    0
                                                           ------------        ------------         ------------

NET LOSS                                                   $   (257,074)       $     (6,627)        $   (263,701)
                                                           ============        ============         ============

LOSS PER SHARE: BASIC AND DILUTED                          $      (0.00)       $      (0.00)
                                                           ============        ============
WEIGHTED AVERAGE COMMON SHARES OUTSANDING:
 BASIC AND DILUTED                                           74,150,000          36,777,641
                                                           ============        ============


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
                  FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

                                                                                                Period from
                                                                                               April 21, 2010
                                                       Year Ended          Period Ended        (Inception) to
                                                        June 30,             June 30,             June 30,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
NET LOSS                                               $ (257,074)          $   (6,627)          $ (263,701)
                                                       ----------           ----------           ----------
FOREIGN CURRENCY TRANSLATION:
  Change in cumulative translation adjustment             (16,495)               6,010              (10,485)
  Income tax benefit (expense)                                  0                    0                    0
                                                       ----------           ----------           ----------

      TOTAL                                            $  (16,495)          $    6,010           $  (10,485)
                                                       ==========           ==========           ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

                                                                                     Accumulated      Deficit
                                                                                       Other        Accumulated
                                   Common Stock            Additional     Non-      Comprehensive   During the
                               ---------------------        Paid in    Controlling     Income       Development
                               Shares         Amount        Capital     Interest       (Loss)          Stage         Total
                               ------         ------        -------     --------       ------          -----         -----
Inception, April 21, 2010            --     $       --      $     --   $       --    $       --    $       --     $       --

Shares issued to founder
 for cash                    60,000,000         60,000            --           --            --            --         60,000

Shares issued for cash at
 $0.0015 per share            3,712,500          3,713         1,856           --            --            --          5,569

Shares issued for cash at
 $0.002 per share             5,000,000          5,000         5,000           --            --            --         10,000

Shares issued for cash at
 $0.0025 per share            3,700,000          3,700         5,550           --            --            --          9,250

Shares issued for cash at
 $0.00275 per share           1,287,500          1,287         2,254           --            --            --          3,541

Shares issued for cash at
 $0.003 per share               450,000            450           900           --            --            --          1,350

Deemed dividend created by
 acquisition of 51% of
 entity under common control         --             --            --           --            --       (85,200)       (85,200)

Net loss for the period
 ended June 30, 2010                 --             --            --         (637)        6,010        (6,627)        (1,254)
                             ----------     ----------    ----------   ----------    ----------    ----------     ----------
Balance, June 30, 2010       74,150,000         74,150        15,560         (637)        6,010       (91,827)         3,256

Forgiveness of shareholder
 loan                                --             --        50,000           --            --            --         50,000

Net loss for the year
 ended  June 30, 2011                --             --            --     (141,601)      (16,495)     (257,074)      (415,170)
                             ----------     ----------    ----------   ----------    ----------    ----------     ----------

Balance, June 30, 2011       74,150,000     $   74,150    $   65,560   $ (142,238)   $  (10,485)   $ (348,901)    $ (361,914)
                             ==========     ==========    ==========   ==========    ==========    ==========     ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

                                                                                                             Period from
                                                                                                            April 21, 2010
                                                                    Year Ended           Year Ended         (Inception) to
                                                                     June 30,             June 30,             June 30,
                                                                       2011                 2010                 2011
                                                                    ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                           $ (257,074)          $   (6,627)          $ (263,701)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Deposit impairment                                                 50,000                    0               50,000
     Loss attributable to non-controlling interest                    (141,601)                (637)            (142,238)
  Changes in Assets and Liabilities:
     (Increase) decrease in prepaid expenses                            23,349              (23,349)                   0
     Increase in accounts payable and accrued expenses                  40,887                6,928               47,815
                                                                    ----------           ----------           ----------
           CASH FLOWS USED BY OPERATING ACTIVITIES                    (284,439)             (23,685)            (308,124)
                                                                    ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for deposit                                                (50,000)                   0              (50,000)
  Cash paid for acquisition of 51% interest in Moxisign                      0               (3,643)              (3,643)
                                                                    ----------           ----------           ----------
           CASH FLOWS USED BY INVESTING ACTIVITIES                     (50,000)              (3,643)             (53,643)
                                                                    ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                        0               89,710               89,710
  Proceeds from notes payable - related parties                        247,623               52,642              300,265
  Payments on notes payable - related parties                           (3,500)                   0               (3,500)
                                                                    ----------           ----------           ----------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 244,123              142,352              386,475
                                                                    ----------           ----------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (16,495)               6,010              (10,485)

NET INCREASE (DECREASE) IN CASH                                       (106,811)             121,034               14,223
Cash, beginning of period                                              121,034                    0                    0
                                                                    ----------           ----------           ----------

Cash, end of period                                                 $   14,223           $  121,034           $   14,223
                                                                    ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $        0           $        0           $        0
                                                                    ==========           ==========           ==========
  Cash paid for income taxes                                        $        0           $        0           $        0
                                                                    ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Deemed dividend related to acquisition of subsidiary              $        0           $   85,200           $   85,200
                                                                    ==========           ==========           ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a June 30 fiscal year end.

Principles of Consolidation
The consolidated  financial  statements  include the accounts of the Company and
its   majority-owned   subsidiary.   Significant   intercompany   accounts   and
transactions have been eliminated.

Cash and Cash Equivalents
Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2011 and June 30, 2010, the Company had $14,223 and $121,034 of cash, respectively.

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

                                VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

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

NOTE 2 - PREPAID EXPENSES

The amount recorded as prepaid expense at June 30, 2010 was for consulting services to be used during the year ended June 30, 2011. Prepaid expenses were $0 and $23,349 as of June 30, 2011 and 2010, respectively.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 3 - DEPOSITS

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

The agreement terminated on June 30, 2011 as Vantage had not met the conditions of the agreement. Due to the termination of the agreement the deposit was impaired to $0 at June 30, 2011.

NOTE 4 - SHAREHOLDER LOANS

During the period ended June 30, 2010 the company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013.

During the year ended June 30, 2011, the $3,500 loan was repaid in full.

An additional $247,623 was loaned from a shareholder during the year ended June 30, 2011.

During the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital.

The total amount due to the shareholders was $328,322 and $134,199 as of June 30, 2011 and 2010, respectively.

NOTE 5 - COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock.

During the period ended June 30, 2010 the Company issued 74,150,000 shares of common stock ranging from $0.001 to $0.003 per share. Vantage received total proceeds of $89,710.

During the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital.

There are 74,150,000 shares issued and outstanding as of June 30, 2011.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

NOTE 8 - COMMITMENTS

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

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 9 - INCOME TAXES

For the year ended June 30, 2011, Vantage Health has incurred a net loss of approximately $257,000 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $264,000 at June 30, 2011, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

                                                      2011              2010
                                                    --------           --------
Federal income tax attributable to:
  Current Operations                                $ 87,398           $  2,253
  Less: valuation allowance                          (87,398)            (2,253)
                                                    --------           --------

Net provision for Federal income taxes              $      0           $      0
                                                    ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                      2011               2010
                                                    --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                      $ 89,651           $  2,253
  Valuation allowance                                (89,651)            (2,253)
                                                    --------           --------

Net deferred tax asset                              $      0           $      0
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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent  to year  end,  the  Company  formed  a  wholly-owned  subsidiary  in
Tanzania.   All  operations  of  the  subsidiary  have  been  financed   through
shareholder loans to this point.

Management has evaluated subsequent events through October 13, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.