Form 10-K/A
period 2011-06-30
Vantage Health
filed 2011-11-21
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-168930

Vantage Health
(Exact name of registrant as specified in its charter)
Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11400 West Olympic Boulevard, Suite 640 Los Angeles, CA	90064-1567
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 310-477-5811

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
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

  Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

  Yes  [X]     No  [  ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.   74,250,000 issued and outstanding as of September 30, 2011.

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

Moxisign is cognizant of this IPAP II policy alignment, as any endeavour to establish a new industry without fitting into defined government policy may face hurdles. The timing, in the opinion of Moxisign’s management, is excellent for Moxisign to put its plans into operation. In addition, the current social and economic conditions appear optimal for Moxisign to implement its business case.

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

WE REQUIRE SIGNIFICANT ADDITIONAL FUNDS IN ORDER TO COMPLETE OUR PROPOSED BUSINESS PLAN. IF WE ARE UNABLE TO RAISE THESE FUNDS OUR BUSINESS WILL FAIL.

The Company will have capital requirements of $20,000,000 in order to make 350 tonnes of ARV APIs (Active Pharmaceutical Ingredients) per annum. This capital will be utilized for operating capital of $5,000,000 including the purchase of formulated ARV’s for the initial supply agreement and $15,000,000 for the construction of the manufacturing plant for ARV’s. The 350 tonnes per annum is only an assumption at this point and could change based on the size of a tender awarded to Moxisign, if any at all. We plan to obtain capital in three ways:

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

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK” RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

- market acceptance of our products;

- the need to adapt to changing government regulations;

- the existence of opportunities for expansion; and

- access to and availability of sufficient management, technical, marketing and financial personnel.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Adverse side effects, marketing or manufacturing problems pertaining to any of our products could result in:

- decreased demand for our products;

- adverse publicity resulting in injury to our reputation;

- product liability claims and significant litigation costs;

- substantial monetary awards to or costly settlements with consumers;

- product recalls;

- loss of revenues; or

- the inability to commercialize future products.

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

Once Moxisign is registered with the MCC, DOH and the Pharmancy Council it will need to get its ARV samples tested and then registered with the MCC. This drug registration will involve submitting the necessary pharmaceutical dossiers and common technical documents to the MCC. Since these ARVs are generics, the registration process is fairly routine as there is no need for new clinical data or clinical studies, although biostudies (bio-equivalence and bio-availiability assays are required). Then with these bio-studies, the ARVs once they have also completed stability testing will need to be submitted for registration with the MCC. This can be fast-tracked by the application to the Minister of Health as ARV’s are deemed vital for the HIV/AIDS health crisis. This process could take 4-6 months.

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

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations

From Inception on April 21, 2010 to June 30, 2011

Our loss from operations since inception is $438,008 . Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Stockholders’ equity (deficit) decreased from $3,256 at June 30, 2010 to ($361,914) at June 30, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2011 and 2010
F-3	Consolidated Statements of Operations for the Periods ended June 30, 2011 and 2010 and the Period from April 21, 2010 (Inception) to June 30, 2011
F-4	Consolidated Statements of Other Comprehensive Income (Loss) for the Periods ended June 30, 2011 and 2010 and the Period from April 21, 2010 (Inception) to June 30, 2011
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) as of June 30, 2011
F-6	Consolidated Statements of Cash Flows for the Periods ended June 30, 2011 and 2010 and the Period from April 21, 2010 (Inception) to June 30, 2011
F-7	Notes to Consolidated Financial Statements

  Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vantage Health

Cape Town, South Africa

We have audited the accompanying consolidated balance sheets of Vantage Health and subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the periods ended June 30, 2011 and 2010 and the period from April 21, 2010 (date of inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that Vantage Health will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 13, 2011

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$14,223	$121,034
Prepaid expenses	0	23,349
Deposit	0	0
Total Current Assets	14,223	144,383

TOTAL ASSETS	$14,223	$144,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$47,815	$6,928

Long – Term Liabilities
Shareholder loans	328,322	134,199

Total Liabilities	376,137	141,127

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 250,000,000 shares authorized, 74,250,000 and 74,150,000 shares issued and outstanding, respectively	74,250	74,150
Additional paid-in capital	97,460	15,560
Non-controlling interest	(142,238)	(637)
Accumulated other comprehensive income (loss)	(10,485)	6,010
Deficit accumulated during the development stage	(380,901)	(91,827)
Total Stockholders’ Equity (Deficit)	(361,914)	3,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,223	$144,383

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

	Year Ended June 30, 2011	Period Ended June 30, 2010	Period from April 21, 2010 (Inception) to June 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	27,559	6,832	34,391
Office expenses	28,071	63	28,134
Officer/director compensation	7,000	0	7,000
Stock-based compensation	32,000	0	32,000
Consulting	212,971	0	212,971
Deposit impairment	50,000	0	50,000
Travel and entertainment	71,316	142	71,458
Bank fees	1,827	227	2,054
TOTAL OPERATING EXPENSES	430,744	7,264	438,008

LOSS FROM OPERATIONS	(430,744)	(7,264)	(438,008)

OTHER INCOME (EXPENSE)
Interest income	69	0	69
TOTAL OTHER INCOME (EXPENSE)	69	0	69

LOSS BEFORE NON-CONTROLLING INTEREST	(430,675)	(7,264)	(437,939)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	141,601	637	142,238

LOSS BEFORE PROVISION FOR INCOME TAXES	(289,074)	(6,627)	(295,701)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(289,074)	$(6,627)	$(295,701)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	74,153,014	36,777,641

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

	Year Ended June 30, 2011	Period Ended June 30, 2010	Period from April 21, 2010 (Inception) to June 30, 2011

Net Loss	$(289,074)	$(6,627)	$(295,701)

Foreign Currency Translation:
Change in cumulative translation adjustment	(16,495)	6,010	(10,485)
Income tax benefit (expense)	0	0	0
Total	$(16,495)	$6,010	$(10,485)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

	Common Stock		Additional Paid	Non-Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0
Shares issued to founder for cash	60,000,000	60,000	—	—	—	—	60,000
Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	—	—	—	5,569
Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	—	—	—	10,000
Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	—	—	—	9,250
Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	—	—	—	3,541
Shares issued for cash at $0.003 per share	450,000	450	900	—	—	—	1,350
Deemed dividend created by acquisition of 51% of entity under common control	—	—	—	—	—	(85,200)	(85,200)
Net loss for the period ended June 30, 2010	—	—	—	(637)	6,010	(6,627)	(1,254)
Balance, June 30, 2010	74,150,000	74,150	15,560	(637)	6,010	(91,827)	3,256
Forgiveness of shareholder loan	—	—	50,000	—	—	—	50,000
Shares issued for services to director	100,000	100	31,900	—	—	—	32,000
Net loss for the year ended June 30, 2011	—	—	—	(141,601)	(16,495)	(289,074)	(447,170)
Balance, June 30, 2011	74,250,000	$74,250	$97,460	$(142,238)	$(10,485)	$(380,901)	$(361,914)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2011

	Year Ended June 30, 2011	Year Ended June 30, 2010	Period from April 21, 2010 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(289,074)	$(6,627)	$(295,701)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	32,000	0	32,000
Deposit impairment	50,000	0	50,000
Loss attributable to non-controlling interest	(141,601)	(637)	(142,238)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	23,349	(23,349)	0
Increase in accounts payable and accrued expenses	40,887	6,928	47,815
CASH FLOWS USED BY OPERATING ACTIVITIES	(284,439)	(23,685)	(308,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit	(50,000)	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	(3,643)	(3,643)
CASH FLOWS USED BY INVESTING ACTIVITIES	(50,000)	(3,643)	(53,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	89,710	89,710
Proceeds from notes payable – related parties	247,623	52,642	300,265
Payments on notes payable – related parties	(3,500)	0	(3,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	244,123	142,352	386,475

Effect of exchange rate changes on cash	(16,495)	6,010	(10,485)

NET INCREASE (DECREASE) IN CASH	(106,811)	121,034	14,223
Cash, beginning of period	121,034	0	0
Cash, end of period	$14,223	$121,034	$14,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$85,200	$85,200

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, deposits, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

NOTE 3 – DEPOSITS

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

On June 30, 2011 a director of the company was issued 100,000 shares of restricted common stock valued at $32,000 for services rendered.

There are 74,250,000 shares issued and outstanding as of June 30, 2011.

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

Stock price	$0.00275
Exercise price	$3.00
Expected volatility	105%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life of the warrants	0.84%
Expected term (in years)	3

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

NOTE 8 – COMMITMENTS

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 9 – INCOME TAXES

For the year ended June 30, 2011, Vantage Health has incurred a net loss of approximately $289,000 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $296,000 at June 30, 2011, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax attributable to:
Current Operations	$98,285	$2,253
Less: valuation allowance	(98,285)	(2,253)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$100,538	$2,253
Valuation allowance	(100,538)	(2,253)
Net deferred tax asset	$0	$0

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Dr. Ramakrishnan’s involvement in any type of business, securities or banking activities.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Lisa Ramakrishnan President, CEO, CFO, Treasurer, Chief Accounting Officer, and director	2010	None	None	None	None	None	None	None	None
Steven Lowe Secretary and Director	2010	None	None	$32,000	None	None	None	None	$32,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership
Common Stock	Lisa Ramakrishnan	60,000,000
	President, Chief Executive Officer, Chief Financial, Officer, Treasurer, Chief Accounting Officer and sole Director
	17 OuWingerd Road Capetown South Africa 7806

Common Stock	All Officers and Directors as a group that consists of one person	60,000,000 shares

[1]        The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Silberstein Ungar, PLLC CPA in 2010 and 2011.

	2011	2010
	Silberstein Ungar, PLLC	Silberstein Ungar, PLLC
Audit Fees	$13,500	$5,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$13,500	$5,000

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

The Board pre-approved all fees described above.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

Financial Statements (See Item 8)

(b)	Exhibits

3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date
By: /s/ Lisa Ramakrishnan Lisa Ramakrishnan	President, Chief Executive Officer, Director	November 21, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lisa Ramakrishnan Lisa Ramakrishnan	Secretary, Treasurer Chief Executive Officer, Director	November 21, 2011

