Form 10-Q
period 2011-09-30
Vantage Health
filed 2011-11-21
CIK 1497130

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-168930

VANTAGE HEALTH (Name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0659770 (IRS Employer Identification Number)

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

Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X ]   No[    ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2011
Common Stock, $0.001	76,527,446

VANTAGE HEALTH

Form 10-Q

2

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011

	September 30, 2011	June 30, 2011
ASSETS
Current Assets
Cash and equivalents	$14,143	$14.223
Prepaid expenses	0	0
Total Current Assets	14,143	14,223

TOTAL ASSETS	$14,143	$14,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$41,718	$47,815

Long – Term Liabilities
Shareholder loans	278,664	328,322

Total Liabilities	320,382	376,137

Stockholders’ Deficit
Common Stock, $.001 par value, 250,000,000 shares authorized, 80,025,000 and 74,250,000 shares issued and outstanding, respectively	80,025	74,250
Additional paid-in capital	380,435	97,460
Stock subscription receivable	(268,750)	0
Non-controlling interest	(148,142)	(142.238)
Accumulated other comprehensive income (loss)	43,346	(10,485)
Deficit accumulated during the development stage	(393,153)	(380,901)
Total Stockholders’ Deficit	(306,239)	(361,904)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,143	$14,223

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Period from April 21, 2010 (Inception) to September 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	5,916	8,219	40,307
Office expenses	1,694	1,407	29,828
Officer/Director Compensation	2,000	0	9,000
Consulting	0	71,367	212,971
Deposit impairment	0	0	50,000
Travel and entertainment	8,129	17,813	79,587
Bank fees	417	400	2,471
TOTAL OPERATING EXPENSES	18,156	99,206	424,164

LOSS FROM OPERATIONS	(18,156)	(99,206)	(424,164)

OTHER INCOME (EXPENSE)
Interest income	0	61	69
TOTAL OTHER INCOME (EXPENSE)	0	61	69

LOSS BEFORE NON-CONTROLLING INTEREST	(18,156)	(99,145)	(424,095)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	5,904	40,914	148,142

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,252)	(58,231)	(275,953)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(12,252)	$(58,231)	$(275,953)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	76,527,446	74,150,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)

FOR THE THREE MOTNHS ENDED SEPTEMBER 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Period from April 21, 2010 (Inception) to September 30, 2011

Net Loss	$(12,252)	$(58,231)	$(275,953)

Foreign Currency Translation:
Change in cumulative translation adjustment	53,831	(11,428)	43,346
Income tax benefit (expense)	0	0	0
Total	$53,831	$(11,428)	$43,346

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Period from April 21, 2010 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,252)	$(58,231)	$(275,953)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deposit impairment	0	0	50,000
Loss attributable to non-controlling interest	(5,904)	(40,914)	(148,142)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses		1,843	0
Increase in accounts payable and accrued expenses	(6,097)	(5,944)	41,718
Net Cash Used by Operating Activities	(24,253)	(103,246)	(332,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit	0	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	0	0	(322,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Proceeds from exercise of stock warrants	20,000	0	20,000
Proceeds from notes payable – related parties	0	22,988	300,265
Payments on notes payable – related parties	(49,658)	0	(53,158)
Net Cash Provided by (Used by) Financing Activities	(29,658)	22,988	356,817

Effect of exchange rate changes on cash	53,831	(11,428)	(43,346)

NET INCREASE (DECREASE) IN CASH	(80)	(91,686)	14,143
Cash, beginning of period	14,223	121,034	0
Cash, end of period	$14,143	$29,348	$14,143

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$268,750	$0	$268,750

See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2011 and June 30, 2011, the Company had $14,143 and $14,223 of cash, respectively.

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

SEPTEMBER 30, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

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

NOTE 2 – SHAREHOLDER LOANS

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

SEPTEMBER 30, 2011

NOTE 2 – SHAREHOLDER LOANS (CONTINUED)

During the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital.

The total amount due to the shareholders was $278,664 and $328,322 as of September 30, 2011 and June 30, 2011, respectively.

NOTE 3 – COMMON STOCK

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

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750.

There are 80,025,000 shares issued and outstanding as of September 30, 2011.

NOTE 4 – STOCK WARRANTS

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

On August 4, 2011 the exercise price for all the outstanding warrants was revised from $3.00 to $0.05 per share. The warrants were revalued on that date at $1,611,135. The stock and warrants were originally sold for total value of $13,541. As the value of the warrants cannot exceed the total value of the equity sale, no further adjustments are necessary.

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750. There are 2,084,375 stock warrants remaining as of September 30, 2011.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4 – STOCK WARRANTS (CONTINUED)

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

	August 4, 2011	June 30, 2010
Stock price	$0.25	$0.00275
Exercise price	$0.05	$3.00
Expected volatility	86%	105%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.27%	0.84%
Expected term (in years)	1.92	3

NOTE 5 – NON-CONTROLLING INTEREST

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

NOTE 6 – COMMITMENTS

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

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 8 – INCOME TAXES

For the three months ended September, 2011, Vantage Health has incurred a net loss before minority interest of approximately $18,000 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $424,000 at September 30, 2011, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

	September 30, 2011	September 30, 2010
Federal income tax attributable to:
Current Operations	$6,200	$2,253
Less: valuation allowance	(6,200)	(2,253)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$106,738	$100,538
Valuation allowance	(106,738)	(100,538)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

FORWARD-LOOKING STATEMENTS

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

As described in our quarterly report on Form 10-Q for the period ended December 31, 2010 that was filed with the SEC on February 18, 2011, on December 31, 2010, Vantage Health (through its subsidiary Moxisign Ltd) entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HI V (1+2) Antibody (Colloidal Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus I and/or 2 in whole blood or serum or plasma. This agreement will terminate if Vantage Health does not place an order, within Three months of the agreement date, for $500,000 worth of test kits. Vantage Health has paid $50,000 for this 12 month exclusive right. The agreement terminated on June 30, 2011 due to Vantage not having place sufficient orders required under the contract. Vantage believes it can still get the favorable terms provided under the contract in the future; however, there is no guarantee of that.

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

The remaining 49% of Moxisign is owned by a consortium of local Brad Based Black Economi Empowerment (“BBBBEE”) patners.

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

RESULTS OF OPERATIONS

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

Three month Period Ended September 30, 2011 Compared to the three month period ended September 30, 2010 and the period from Inception (April 21, 2010) to September 30, 2011.

Our net loss for the three- months ended September 30, 2011 was approximately ($12,252) compared to a net loss of ($58,231) for the three- months ended September 30, 2010. During the period from inception (April 21, 2010) to September 30, 2011 the net loss was ($275,953) .During the Three- months ended September 30, 2011 and 2010, we did not generate any revenue.

During the Three-months ended September 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $18,156 compared to $99,206 during the three-months ended September 30, 2010. During the period from inception (April 21, 2010) to September 30, 2011 we incurred general and administrative, consulting and professional expenses of approximately $424,164 General and administrative expenses incurred during the Three-month period ended September 30, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the There- months ended September 30, 2011 was ($12,252) or ($0.00) per share. The weighted average number of shares outstanding was 74,150,000 for the Three- month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Three-month Period Ended September 30, 2011

As at the Three-months ended September 30, 2011, our current assets were $14,143 and our current liabilities were $41,178, which resulted in a working capital of ($27,575). As at the three-months ended September 30, 2011, current assets were comprised of $14,143 in cash compared to $14,223 in current assets at June 30, 2011. At the three-months ended September 30, 2011, current liabilities were comprised of $41,718 in accounts payable and accrued expenses.

Stockholders’ deficit decreased from ($361,904) as of June 30, 2011 to ($306,239) as of September 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2011, net cash flows used in operating activities was ($24,253) consisting primarily of a net loss of ($12,252). For the three-month period ended September 30, 2010, net cash flows used in operating activities was ($103,246). Net cash flows used in operating activities was ($332,337) for the period from inception (April 21, 2010) to September 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the three-months ended September 30, 2011, we generated $20,000 from the sale of common stock and made payments on related party loans of $49,658 resulting in a net cash from financing activities of ($29,658). For the three-months ended September 30, 2010, we generated $22,988 from the sale of common stock resulting in a net cash from financing activities of $22,988. For the period from inception (April 21, 2010) to September 30, 2011, we generated $109,710 in proceeds from sales of common stock, $300,256 in proceeds from related party loans and made payments of ($53,158) on related party loans resulting in net cash provided by financing activities was $356,817 received from sale of common stock and advances from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

The total amount due to the shareholders was $278,664 and $328,322 as of September 30, 2011 and June 30, 2011, respectively.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM IV. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Thre- months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2011, our registration statement on Form S-1 became effective.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. (REMOVED AND RESERVED)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE HEALTH

Dated: November 18, 2011

By: /s/ Lisa Ramakrishnan

Lisa Ramikrishnan

/s/ Lisa Ramakrishnan

President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

