Form 10-Q
period 2011-12-31
Vantage Health
filed 2012-02-21
CIK 1497130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 21, 2012
     -----                                   -----------------------------------
Common Stock, $0.01                                    80,025,000

                                 VANTAGE HEALTH

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Other Comprehensive Income (Loss)        5
           Consolidated Statement of Stockholders' Equity (Deficit)            6
           Consolidated Statements of Cash Flows                               7
           Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011

                                                                             December 31,          June 30,
                                                                                2011                 2011
                                                                             ----------           ----------
ASSETS

Current Assets
  Cash and equivalents                                                       $   14,542           $   14,223
  Accounts receivable                                                            36,441                    0
                                                                             ----------           ----------
Total Current Assets                                                             50,983               14,223

Furniture and fixtures                                                            2,160                    0

Note receivable - related party                                                   2,205                    0
                                                                             ----------           ----------

TOTAL ASSETS                                                                 $   55,348           $   14,223
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                      $   39,382           $   47,815

Long - Term Liabilities
  Shareholder loans                                                             524,309              328,322
                                                                             ----------           ----------

Total Liabilities                                                               563,691              376,137
                                                                             ----------           ----------
Stockholders' Deficit
  Common Stock, $.001 par value, 250,000,000 shares authorized,
   80,025,000 and 74,250,000 shares issued and outstanding, respectively         80,025               74,250
  Additional paid-in capital                                                    380,435               97,460
  Stock subscription receivable                                                (268,750)                   0
  Non-controlling interest                                                     (244,059)            (142,238)
  Accumulated other comprehensive income (loss)                                  51,419              (10,485)
  Deficit accumulated during the development stage                             (507,413)            (380,901)
                                                                             ----------           ----------

Total Stockholders' Deficit                                                    (508,343)            (361,904)
                                                                             ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   55,348           $   14,223
                                                                             ==========           ==========


                 See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2011

                                                                                                                     Period from
                                              Three Months      Three Months       Six Months       Six Months      April 21, 2010
                                                 Ended             Ended             Ended            Ended         (Inception) to
                                              December 31,      December 31,      December 31,     December 31,      December 31,
                                                  2011              2010              2011             2010              2011
                                              ------------      ------------      ------------     ------------      ------------
REVENUES                                      $     36,375      $          0      $     36,375     $          0      $     36,375

COST OF GOODS SOLD
  Medical goods                                     35,652                 0            35,652                0            35,652
                                              ------------      ------------      ------------     ------------      ------------
GROSS PROFIT                                           723                 0               723                0               723
                                              ------------      ------------      ------------     ------------      ------------
OPERATING EXPENSES
  Professional fees                                  4,805             5,102            10,721           13,321            45,112
  Office expenses                                  119,185             2,069           120,879            3,476           149,013
  Officer/Director Compensation                      1,500                 0             3,500                0            10,500
  Officer/Director Compensation                          0                 0                 0                0            32,000
  Consulting                                        27,012            64,238            27,012          135,605           239,983
  Deposit impairment                                     0                 0                 0                0            50,000
  Travel and entertainment                          59,887             7,514            68,016           25,327           139,474
  Bank fees                                            717               399             1,132              799             3,188
                                              ------------      ------------      ------------     ------------      ------------
TOTAL OPERATING EXPENSES                           213,106            79,322           231,260          178,528           669,270
                                              ------------      ------------      ------------     ------------      ------------

LOSS FROM OPERATIONS                              (212,383)          (79,322)         (230,537)        (178,528)         (668,547)

OTHER INCOME (EXPENSE)
  Interest income                                        0                 7                 0               68                69
                                              ------------      ------------      ------------     ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                             0                 7                 0               68                69

LOSS BEFORE NON-CONTROLLING INTEREST              (212,383)          (79,315)         (230,537)        (178,460)         (668,478)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
 INTEREST                                           98,123            34,297           104,027           75,211           246,265
                                              ------------      ------------      ------------     ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES            (114,260)          (45,018)         (126,510)        (103,249)         (422,213)

PROVISION FOR INCOME TAXES                               0                 0                 0                0                 0
                                              ------------      ------------      ------------     ------------      ------------

NET LOSS                                      $   (114,260)     $    (45,018)     $   (126,510)    $   (103,249)     $   (422,213)
                                              ============      ============      ============     ============      ============

LOSS PER SHARE: BASIC AND DILUTED             $      (0.01)     $      (0.00)     $      (0.01)    $      (0.00)
                                              ============      ============      ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSANDING:
BASIC AND DILUTED                               80,025,000        74,150,000        78,276,223       74,150,000
                                              ============      ============      ============     ============


                 See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited) FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2011

                                                                                                                   Period from
                                                Three Months      Three Months     Six Months      Six Months     April 21, 2010
                                                   Ended             Ended           Ended           Ended        (Inception) to
                                                December 31,      December 31,    December 31,    December 31,     December 31,
                                                    2011              2010            2011            2010             2011
                                                 ----------        ----------      ----------      ----------       ----------
Net Loss                                         $ (114,260)       $  (45,018)     $ (126,510)     $ (103,249)      $ (422,213)
                                                 ----------        ----------      ----------      ----------       ----------
Foreign Currency Translation:
  Change in cumulative translation adjustment         8,073           (12,013)         61,904         (23,441)          51,419
  Income tax benefit (expense)                            0                 0               0               0                0
                                                 ----------        ----------      ----------      ----------       ----------

Total                                            $    8,073        $  (12,013)     $   61,904      $  (23,441)      $   51,419
                                                 ==========        ==========      ==========      ==========       ==========


                 See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2011

                                                                                             Accumulated      Deficit
                                                                                               Other        Accumulated
                                   Common Stock       Additional     Stock          Non-    Comprehensive    During the
                                ------------------     Paid in    Subscription  Controlling    Income       Development
                                Shares      Amount     Capital     Receivable     Interest     (Loss)          Stage       Total
                                ------      ------     -------     ----------     --------     ------          -----       -----
Inception, April 21, 2010             0   $     0     $      0      $       0    $       0    $      0       $       0    $       0

Shares issued to founder
 for cash                    60,000,000    60,000           --             --           --          --              --       60,000

Shares issued for cash
 at $0.0015 per share         3,712,500     3,713        1,856             --           --          --              --        5,569

Shares issued for cash
 at $0.002 per share          5,000,000     5,000        5,000             --           --          --              --       10,000

Shares issued for cash
 at $0.0025 per share         3,700,000     3,700        5,550             --           --          --              --        9,250

Shares issued for cash
 at $0.00275 per share        1,287,500     1,287        2,254             --           --          --              --        3,541

Shares issued for cash
at $0.003 per share             450,000       450          900             --           --          --              --        1,350

Deemed dividend created
 by acquisition of 51%
 of entity under common
 control                             --        --           --             --           --          --         (85,200)     (85,200)

Net loss for the year
ended June 30, 2010                  --        --           --             --         (637)      6,010          (6,627)      (1,254)

Balance, June 30, 2010       74,150,000    74,150       15,560              0         (637)      6,010         (91,827)       3,256

Debt forgiven shareholder            --        --       50,000             --           --          --              --       50,000

Shares issued for services      100,000       100       31,900             --           --          --              --       32,000

Net loss for the year
 ended June 30, 2011                 --        --           --             --     (141,601)    (16,495)       (289,074)    (447,170)

Balance, June 30, 2011       74,250,000    74,250       97,460              0     (142,238)    (10,485)       (380,901)    (361,914)

Warrants exercised for
 cash or notes at $0.05
 per share                    5,775,000     5,775      282,975       (268,750)          --          --              --       20,000

Acquisition of 51% of
 entity                              --        --           --             --        2,206          --              --        2,206

Net income (loss) for
 the six months ended
 December 31, 2011                   --        --           --             --     (104,027)     61,904        (126,512)    (168,635)
                             ----------   -------     --------      ---------    ---------    --------       ---------    ---------

Balance, December 31, 2011   80,025,000   $80,025     $380,435      $(268,750)   $(244,059)   $ 51,419       $(507,413)   $(508,343)
                             ==========   =======     ========      =========    =========    ========       =========    =========

                 See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2011

                                                                                                              Period from
                                                                     Six Months           Six Months         April 21, 2010
                                                                       Ended                Ended            (Inception) to
                                                                    December 31,         December 31,         December 31,
                                                                        2011                 2010                 2011
                                                                     ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                            $ (126,510)          $ (103,249)          $ (390,213)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Deposit impairment                                                       0                    0               50,000
     Loss attributable to non-controlling interest                     (104,027)             (75,211)            (246,265)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                         (36,441)                   0              (36,441)
     (Increase) decrease in prepaid expenses                                  0               23,349                    0
     Increase (decrease) in accounts payable and accrued expenses        (8,434)              (4,057)              39,383
                                                                     ----------           ----------           ----------
Net Cash Used by Operating Activities                                  (275,412)            (159,168)            (583,536)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition of furniture and fixtures                    (2,160)                   0               (2,160)
  Cash paid for deposit                                                       0                    0              (50,000)
  Cash paid for acquisition of 51% interest in Moxisign                       0                    0               (3,643)
                                                                     ----------           ----------           ----------
Net Cash Used by Investing Activities                                    (2,160)                   0              (55,803)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                         0                3,521               89,710
  Proceeds from exercise of stock warrants                               20,000                    0               20,000
  Proceeds from notes payable - related parties                         195,987              100,675              496,252
  Payments on notes payable - related parties                                 0                    0               (3,500)
                                                                     ----------           ----------           ----------
Net Cash Provided by (Used by) Financing Activities                     215,987              104,196              602,462
                                                                     ----------           ----------           ----------

Effect of exchange rate changes on cash                                  61,904              (26,962)              51,419

NET INCREASE (DECREASE) IN CASH                                             319              (81,934)              14,542
Cash, beginning of period                                                14,223              121,034                    0
                                                                     ----------           ----------           ----------
Cash, end of period                                                  $   14,542           $   39,100           $   14,542
                                                                     ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                             $        0           $        0           $        0
                                                                     ==========           ==========           ==========
  Cash paid for income taxes                                         $        0           $        0           $        0
                                                                     ==========           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Deemed dividend related to acquisition of subsidiary               $        0           $        0           $   85,200
  Exercise of stock warrants for stock subscription receivable       $  268,750           $        0           $  268,750
                                                                     ==========           ==========           ==========

                 See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


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

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1/A filed with the SEC as of and for the period ended June 30, 2011. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011 and June 30, 2011, the Company had $14,542 and $14,223 of cash, respectively.

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

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

Foreign Currency Translation
The functional currency of the Company is the United States Dollar. The financial statements of the Company's South African subsidiary are translated from the South African Rand to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. The financial statements of the Company's Tanzania subsidiary are translated from the Tanzanian Shilling to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders' equity as other comprehensive income (loss).

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


NOTE 2 - SHAREHOLDER LOANS

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

The total amount due to the shareholders was $524,309 and $328,322 as of December 31, 2011 and June 30, 2011, respectively.

NOTE 3 - COMMON STOCK

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

There are 80,025,000 shares issued and outstanding as of December 31, 2011.

NOTE 4 - STOCK WARRANTS

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


NOTE 4 - STOCK WARRANTS (CONTINUED)

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

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

                                                   August 4,      June 30,
                                                     2011           2010
                                                   --------       --------
Stock price                                         $ 0.25        $0.00275
Exercise price                                      $ 0.05        $   3.00
Expected volatility                                     86%            105%
Expected dividend yield                               0.00%           0.00%
Risk-free rate over the estimated expected
life of the warrants                                  0.27%           0.84%
Expected term (in years)                              1.92            3

NOTE 5 - NON-CONTROLLING INTEREST

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

On June 1, 2011, Vantage acquired 51% of a newly established entity for a note totaling $2,295. For purposes of these financial statements, the subsidiary has been consolidated via the acquisition method. The assets and liabilities of Vantage Tanzania Limited have been recorded at amounts equal to the carrying value on Vantage Tanzania Limited's books as per ASC 805-020. At the acquisition date, Vantage Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

NOTE 6 - COMMITMENTS

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


NOTE 7 - LIQUIDITY AND GOING CONCERN

The Company has limited working capital, has incurred losses since inception, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 - INCOME TAXES

For the six months ended December 31, 2011, Vantage Health has incurred a net loss before minority interest of approximately $126,510 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $422,000 at December 31, 2011, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following:

                                                 December 31,        June 30,
                                                    2011               2011
                                                  --------           --------
Federal income tax benefit attributable to:
  Current Operations                              $ 43,013           $ 87,398
Less: valuation allowance                          (43,013)           (87,398)
                                                  --------           --------
Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 December 31,        June 30,
                                                    2011               2011
                                                  --------           --------

Deferred tax asset attributable to:
  Net operating loss carryover                    $ 143,552          $  89,651
  Valuation allowance                              (143,552)           (89,651)
                                                  ---------          ---------
Net deferred tax asset                            $       0          $       0
                                                  =========          =========

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011


NOTE 9 - SUBSEQUENT EVENTS

On February 8, 2012 Vantage Health welcomed John Harris as their new chief executive officer, replacing Dr. Lisa Ramakrishnan who has served in that position since the entities inception, April 21, 2010. Mr. Harris is a graduate of the University of Florida and most recently served as Country Director for DKT International in South Africa, he has meaningful experience in managing pharmaceutical endeavors in Africa. Dr. Lisa Ramakrishnan remains chairman.

On October 24, 2011, Vantage Health Tanzania Ltd was awarded and subsequently accepted a contract from the University of Dar es Salaam to supply medical supplies and goods with a total contract value of $850,000. This contract is to be carried out over a period beginning November 1, 2011 and ending September 30, 2012. Vantage Health Tanzania Ltd has already begun fulfilling this contract and is recognizing revenues from this contract.

Vantage Health's South African subsidiary, Moxisign (Pty) Ltd., is in the final stages of entering into a 5 year contract with a health and beauty focused retail and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $10,000,000 in gross revenue for that entity. This contract is not yet finalized.

Management has evaluated subsequent events through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

On June 1, 2011, Vantage acquired 51% of a newly established entity for a note totaling $2,295. For purposes of these financial statements, the subsidiary has been consolidated via the acquisition method. The assets and liabilities of Vantage Tanzania Limited have been recorded at amounts equal to the carrying value on Vantage Tanzania Limited's books as per ASC 805-020. At the acquisition date, Vantage Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

On October 24, 2011, Vantage Health Tanzania Ltd was awarded and subsequently accepted a contract from the University of Dar es Salaam to supply medical supplies and goods with a total contract value of $850,000. This contract is to be carried out over a period beginning November 1, 2011 and ending September 30, 2012. Vantage Health Tanzania Ltd has already begun fulfilling this contract and is recognizing revenues from this contract.

Vantage Health's South African subsidiary, Moxisign (Pty) Ltd., is in the final stages of entering into a 5 year contract with a health and beauty focused retail and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $10,000,000 in gross revenue for that entity. This contract is not yet finalized.

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

THREE MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010 AND THE PERIOD FROM INCEPTION (APRIL 21, 2010) TO DECEMBER 31, 2011

Our net loss from operations for the three-month period ended December 31, 2011 was ($79,322) compared to a net loss from operations of ($45,018) for the three months ended December 31, 2010. During the period from inception (April 21, 2010) to December 31, 2011 our operating loss was ($668,547). Our net loss before non-controlling interest for the three month period ended December 31, 2011 was ($212,383) compared to a net loss of ($79,315) for the three-months ended December 31, 2010. During the period from inception (April 21, 2010) to December 31, 2011 our net loss before non-controlling interest was ($668,478). Our loss attributable to non-controlling interest for the three-month period ended December 31, 2011 was $98,123 compared to a loss of $34,297 for the three-month period ended December 31, 2010. From inception (April 21, 2010) to December 31, 2011 our loss attributable to non-controlling interest was $246,265. During the three-month period ended December 31, 2011, we generated $36,375 in revenues compared to $0 for the three months ended December 31, 2010.

During the three-month period ended December 31, 2011, we incurred general and administrative expenses of $213,106 compared to $79,322 for the three-month period ended December 31, 2010. During the period from inception (April 21, 2010) to December 31, 2011 we incurred general and administrative expenses of $669,270. General and administrative expenses incurred during the three-month period ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, travel, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended December 31, 2011 was ($114,260) or ($0.01) per share. The weighted average number of shares outstanding was 80,025,000 for the three-month period ended December 31, 2011.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2010

Our net loss from operations for the six-month period ended December 31, 2011 was ($230,537) compared to ($178,528) for the six-month period ended December 31, 2010. Our net loss before non-controlling interest for the six-month period ended December 31, 2011 was ($230,537) compared to ($178,460) for the six-month period ended December 31, 2010. Our loss attributable to non-controlling interest for the six-month period ended December 31, 2011 was $104,027 compared to $75,211 for the six-month period ended December 31, 2010. During the six-month period ended December 31, 2011, we generated $36,375 in revenues.

Our net loss during the six-month period ended December 31, 2010 was ($126,510) or ($0.01) per share. The weighted average number of shares outstanding was 78,276,223 for the six-month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2011

As at the six-month period ended December 31, 2011, our current assets were $50,983 and our current liabilities were $39,382, which resulted in a working capital of $11,601. As at the six-month period ended December 31, 2011, current assets were comprised of $14,542 in cash and $36,441 in accounts receivable, compared to $14,223 in cash at fiscal year ended June 30, 2011. At December 31, 2011, total long-term liabilities were comprised of $524,309 in loans from shareholders compared to $328,322 at June 30, 2011.

Stockholders' equity decreased from a deficit of $361,904 June 30, 2011 to a deficit of ($508,343) at December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2011, net cash flows used in operating activities was ($275,412) consisting primarily of a net loss of ($126,510). Net cash flows used in operating activities was ($583,536) for the period from inception (April 21, 2010) to December 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended December 31, 2011, we generated $215,987 net cash from financing activities through $195,987 in loans from shareholders and $20,000 in proceeds from exercise of stock warrants. For the period from inception (April 21, 2010) to December 31, 2011, net cash provided by financing activities was $602,462 received from $89,710 in sale of common stock $496,252 in loans from shareholders, $20,000 in proceeds from exercise of stock warrants and ($3,500) in payments of loans from shareholders

PLAN OF OPERATION AND FUNDING

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

The total amount due to the shareholders was $524,309 and $328,322 as of December 31, 2011 and June 30, 2011, respectively.

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANTAGE HEALTH


Dated: February 21, 2012          By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, President and
                                      Chief Executive Officer


Dated: February 21, 2012          By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, Chief Financial Officer