Form 10-Q
period 2012-03-31
Vantage Health
filed 2012-05-21
CIK 1497130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                        Outstanding as of May 15, 2012
     -----                                        ------------------------------
Common Stock, $0.01                                         80,025,000

                                 VANTAGE HEALTH

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Other Comprehensive Income (Loss)        5
           Consolidated Statement of Stockholders' Equity (Deficit)            6
           Consolidated Statements of Cash Flows                               7
           Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Mine Safety Disclosures                                              19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2012 AND JUNE 30, 2011

                                                                           March 31, 2012       June 30, 2011
                                                                           --------------       -------------
ASSETS

Current Assets
  Cash and equivalents                                                        $ 368,126           $  14,223
  Accounts receivable                                                            33,957                   0
                                                                              ---------           ---------
Total Current Assets                                                            402,083              14,223

Property and equipment, net                                                      29,278                   0

Note receivable                                                                   1,386                   0
Note receivable - related party                                                   2,205                   0
                                                                              ---------           ---------

TOTAL ASSETS                                                                  $ 434,952           $  14,223
                                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                       $  57,579           $  47,815

Long - Term Liabilities
  Shareholder loans                                                             852,539             328,322
                                                                              ---------           ---------

Total Liabilities                                                               910,118             376,137
                                                                              ---------           ---------
Stockholders' Deficit
  Common Stock, $.001 par value, 250,000,000 shares authorized,
   80,025,000 and 74,250,000 shares issued and outstanding, respectively         80,025              74,250
  Additional paid-in capital                                                    380,435              97,460
  Stock subscription receivable                                                (118,750)                  0
  Non-controlling interest                                                     (285,032)           (142,238)
  Accumulated other comprehensive income (loss)                                  30,816             (10,485)
  Deficit accumulated during the development stage                             (562,660)           (380,901)
                                                                              ---------           ---------
Total Stockholders' Deficit                                                    (475,166)           (361,914)
                                                                              ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 434,952           $  14,223
                                                                              =========           =========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2012

                                                                                                                Period from
                                             Three Months      Three Months      Nine Months     Nine Months   April 21, 2010
                                                Ended             Ended            Ended           Ended       (Inception) to
                                               March 31,         March 31,        March 31,       March 31,       March 31,
                                                 2012              2011             2012            2011            2012
                                             ------------      ------------     ------------    ------------    ------------
REVENUES                                     $     32,397      $          0     $     68,772    $          0    $     68,772

COST OF GOODS SOLD
  Medical goods                                    36,524                 0           72,176               0          72,176
                                             ------------      ------------     ------------    ------------    ------------

GROSS PROFIT (LOSS)                                (4,127)                0           (3,404)              0          (3,404)
                                             ------------      ------------     ------------    ------------    ------------
OPERATING EXPENSES
  Professional fees                                 6,495             5,065           17,216          18,386          51,607
  Office expenses                                  54,535             6,444          175,414           9,920         203,548
  Officer/director compensation                         0                 0            3,500               0          10,500
  Stock based compensation                              0                 0                0               0          32,000
  Consulting                                       22,089            64,483           49,101         200,088         262,072
  Deposit impairment                                    0                 0                0               0          50,000
  Travel and entertainment                          8,785            18,894           76,801          44,221         148,259
  Bank fees                                           191               300            1,323           1,099           3,379
                                             ------------      ------------     ------------    ------------    ------------
TOTAL OPERATING EXPENSES                           92,095            95,186          323,355         273,714         761,365
                                             ------------      ------------     ------------    ------------    ------------

LOSS FROM OPERATIONS                              (96,222)          (95,186)        (326,759)       (273,714)       (764,769)

OTHER INCOME (EXPENSE)
  Interest income                                       0                 0                0              68              69
                                             ------------      ------------     ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            0                 0                0              68              69
                                             ------------      ------------     ------------    ------------    ------------

LOSS BEFORE NON-CONTROLLING INTEREST              (96,222)          (95,186)        (326,759)       (273,646)       (764,700)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
 INTEREST                                          40,973            41,817          145,000         117,028         287,238
                                             ------------      ------------     ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (55,249)          (53,369)        (181,759)       (156,618)       (477,462)

PROVISION FOR INCOME TAXES                              0                 0                0               0               0
                                             ------------      ------------     ------------    ------------    ------------

NET LOSS                                     $    (55,249)     $    (53,369)    $   (181,759)   $   (156,618)   $   (477,462)
                                             ============      ============     ============    ============    ============

LOSS PER SHARE: BASIC AND DILUTED            $      (0.00)     $      (0.00)    $      (0.00)   $      (0.00)
                                             ============      ============     ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSANDING:
 BASIC AND DILUTED                             80,025,000        74,150,000       78,859,149      74,150,000
                                             ============      ============     ============    ============


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited) FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2012

                                                                                                              Period from
                                           Three Months      Three Months      Nine Months     Nine Months   April 21, 2010
                                              Ended             Ended            Ended           Ended       (Inception) to
                                             March 31,         March 31,        March 31,       March 31,       March 31,
                                               2012              2011             2012            2011            2012
                                            ----------        ----------       ----------      ----------      ----------
Net Loss                                    $  (55,249)       $  (53,369)      $ (181,759)     $ (156,618)     $ (477,462)
                                            ----------        ----------       ----------      ----------      ----------
Foreign Currency Translation:
  Change in cumulative translation
   adjustment                                  (20,601)            5,608           41,301         (17,431)         30,816
  Income tax benefit (expense)                       0                 0                0               0               0
                                            ----------        ----------       ----------      ----------      ----------

Total                                       $  (20,601)       $    5,608       $   41,301      $  (17,431)     $   30,816
                                            ==========        ==========       ==========      ==========      ==========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2012

                                                                                           Accumulated      Deficit
                                                                                             Other        Accumulated
                                   Common Stock      Additional    Stock          Non-    Comprehensive    During the
                                ------------------    Paid in   Subscription  Controlling    Income       Development
                                Shares      Amount    Capital    Receivable     Interest     (Loss)          Stage      Total
                                ------      ------    -------    ----------     --------     ------          -----      -----
Inception, April 21, 2010             0   $     0    $      0     $       0    $       0    $      0       $       0   $       0

Shares issued to founder
 for cash                    60,000,000    60,000          --            --           --          --              --      60,000

Shares issued for cash
 at $0.0015 per share         3,712,500     3,713       1,856            --           --          --              --       5,569

Shares issued for cash
 at $0.002 per share          5,000,000     5,000       5,000            --           --          --              --      10,000

Shares issued for cash
 at $0.0025 per share         3,700,000     3,700       5,550            --           --          --              --       9,250

Shares issued for cash
 at $0.00275 per share        1,287,500     1,287       2,254            --           --          --              --       3,541

Shares issued for cash
at $0.003 per share             450,000       450         900            --           --          --              --       1,350

Deemed dividend created
 by acquisition of 51%
 of entity under common
 control                             --        --          --            --           --          --         (85,200)    (85,200)

Net loss for the year
 ended June 30, 2010                 --        --          --            --         (637)      6,010          (6,627)     (1,254)
                             ----------   -------    --------     ---------    ---------    --------       ---------   ---------
Balance, June 30, 2010       74,150,000    74,150      15,560             0         (637)      6,010         (91,827)      3,256

Debt forgiven shareholder            --        --      50,000            --           --          --              --      50,000

Shares issued for services      100,000       100      31,900            --           --          --              --      32,000

Net loss for the year
 ended June 30, 2011                 --        --          --            --     (141,601)    (16,495)       (289,074)   (447,170)
                             ----------   -------    --------     ---------    ---------    --------       ---------   ---------
Balance, June 30, 2011       74,250,000    74,250      97,460             0     (142,238)    (10,485)       (380,901)   (361,914)

Warrants exercised for
 cash or notes at $0.05
 per share                    5,775,000     5,775     282,975      (118,750)          --          --              --    170,,000

Acquisition of 51% of
 entity                              --        --          --            --        2,206          --              --       2,206

Net loss for the nine
 months ended March 31, 2012         --        --          --            --     (145,000)     41,301        (181,759)   (285,458)
                             ----------   -------    --------     ---------    ---------    --------       ---------   ---------
Balance, March 31, 2012      80,025,000   $80,025    $380,435     $(118,750)   $(285,032)   $ 30,816       $(562,660)  $(475,166)
                             ==========   =======    ========     =========    =========    ========       =========   =========

See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2012

                                                                                                         Period from
                                                                      Nine Months       Nine Months     April 21, 2010
                                                                        Ended             Ended         (Inception) to
                                                                       March 31,         March 31,         March 31,
                                                                         2012              2011              2012
                                                                      ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                             $ (181,759)       $ (156,618)       $ (445,460)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Deposit impairment                                                        0                 0            50,000
     Depreciation                                                            364                 0               364
     Loss attributable to non-controlling interest                      (145,000)         (117,028)         (287,238)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                          (33,957)                0           (33,957)
     (Increase) decrease in prepaid expenses                                   0            23,349                 0
     Increase (decrease) in accounts payable and accrued expenses          9,764             1,454            57,579
                                                                      ----------        ----------        ----------
Net Cash Used by Operating Activities                                   (350,588)         (248,843)         (658,712)
                                                                      ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition of furniture and fixtures                    (29,642)                0           (29,642)
  Cash paid for deposit                                                        0           (50,000)          (50,000)
  Notes receivable extended                                               (3,591)                0            (3,591)
  Cash paid for acquisition of 51% interest in Moxisign                        0                 0            (3,643)
                                                                      ----------        ----------        ----------
Net Cash Used by Investing Activities                                    (33,233)          (50,000)          (86,876)
                                                                      ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                          0                 0            89,710
  Non-controlling interest in Vantage Health Tanzania                      2,206                 0             2,206
  Proceeds from exercise of stock warrants                               170,000                 0           170,000
  Proceeds from notes payable - related parties                          524,217           213,827           824,482
  Payments on notes payable - related parties                                  0                 0            (3,500)
                                                                      ----------        ----------        ----------
Net Cash Provided by (Used by) Financing Activities                      696,423           213,827         1,082,898
                                                                      ----------        ----------        ----------

Effect of exchange rate changes on cash                                   41,301           (17,833)           30,816

NET INCREASE (DECREASE) IN CASH                                          353,903          (102,849)          368,126
Cash, beginning of period                                                 14,223           121,034                 0
                                                                      ----------        ----------        ----------
Cash, end of period                                                   $  368,126        $   18,185        $  368,126
                                                                      ==========        ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                              $        0        $        0        $        0
                                                                      ==========        ==========        ==========
  Cash paid for income taxes                                          $        0        $        0        $        0
                                                                      ==========        ==========        ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Deemed dividend related to acquisition of subsidiary                $        0        $        0        $   85,200
  Exercise of stock warrants for stock subscription receivable        $  268,750        $        0        $  268,750
                                                                      ==========        ==========        ==========


See accompanying notes to financial statements.

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Cash and Cash Equivalents
Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2012 and June 30, 2011, the Company had $368,126 and $14,223 of cash, respectively.

Property and Equipment
Property and equipment are recorded at cost and are depreciated, when placed in service, using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from two to seven years for furniture, equipment and automobiles. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                            March 31, 2012        June 30, 2011
                                            --------------        -------------
Construction in process                       $ 16,295               $      0
Vehicles                                        11,050                      0
Furniture and fixtures                           2,301                      0
                                              --------               --------
                                                29,646                      0
Less accumulated depreciation                     (368)                     0
                                              --------               --------
                                              $ 29,278               $      0
                                              ========               ========

During 2012 and 2011, the Company recorded no provisions for the impairment of assets.

NOTE 3 - SHAREHOLDER LOANS

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

The total amount due to the shareholders was $852,539 and $328,322 as of March 31, 2012 and June 30, 2011, respectively.

NOTE 4 - COMMON STOCK

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 - COMMON STOCK (CONTINUED)

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750.

During the quarter ended March 31, 2012 subscriptions receivable were collected in the amount of $150,000.

There are 80,025,000 shares issued and outstanding as of March 31, 2012.

NOTE 5 - STOCK WARRANTS

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

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

                                             August 4, 2011       June 30, 2010
                                             --------------       -------------
Stock price                                       $0.25              $0.00275
Exercise price                                    $0.05              $   3.00
Expected volatility                                  86%                  105%
Expected dividend yield                            0.00%                 0.00%
Risk-free rate over the estimated
 expected life of the warrants                     0.27%                 0.84%
Expected term (in years)                           1.92                     3

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 - NON-CONTROLLING INTEREST

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

NOTE 7 - COMMITMENTS

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

NOTE 8 - LIQUIDITY AND GOING CONCERN

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

VANTAGE HEALTH
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 - INCOME TAXES

For the nine months ended March 31, 2012, Vantage Health has incurred a net loss before minority interest of approximately $314,364 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $471,000 at March 31, 2012, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following for the three months ended March 31, 2012 and 2011:

                                               March 31, 2012     March 31, 2011
                                               --------------     --------------
Federal income tax benefit attributable to:
  Current operations                              $ 18,785           $ 19,799
  Less: valuation allowance                        (18,785)           (19,799)
                                                  --------           --------
Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                               March 31, 2012      June 30, 2011
                                               --------------      -------------
Deferred tax asset attributable to:
  Net operating loss carryover                    $ 160,140          $  89,651
  Valuation allowance                              (160,140)           (89,651)
                                                  ---------          ---------
Net deferred tax asset                            $       0          $       0
                                                  =========          =========

NOTE 10 - SUBSEQUENT EVENTS

On April 14, 2012, Dr. Lisa Ramakrishnan reclaimed her role as CEO following the mutually agreed upon termination of Mr. John Harris, the previous CEO.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VANTAGE HEALTH was incorporated under the laws of the State of Nevada on April 21, 2010. Our registration statement has been filed with the Securities and Exchange Commission on August 19, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VANTAGE HEALTH.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2011 we had no revenues, have minimal assets and have incurred losses since inception.

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

THREE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND THE PERIOD FROM INCEPTION (APRIL 21, 2010) TO MARCH 31, 2012

Our net loss from operations for the three-month period ended March 31, 2012 was ($96,222) compared to a net loss from operations of ($95,186) for the three months ended March 31, 2011. During the period from inception (April 21, 2010) to March 31, 2012 our operating loss was ($752,372). Our net loss before non-controlling interest for the three month period ended March 31, 2012 was ($96,222) compared to a net loss of ($95,186) for the three-months ended March 31, 2011. During the period from inception (April 21, 2010) to March 31, 2012 our net loss before non-controlling interest was ($752,303). Our loss attributable to non-controlling interest for the three-month period ended March 31, 2012 was $40,973 compared to a loss of $41,817 for the three-month period ended March 31, 2011. From inception (April 21, 2010) to March 31, 2012 our loss attributable to non-controlling interest was $281,164. During the three-month period ended March 31, 2012, we generated $32,397 in revenues compared to $0 for the three months ended March 31, 2011.

During the three-month period ended March 31, 2012, we incurred operating expenses of $92,095 compared to $95,186 for the three-month period ended March 31, 2011. During the period from inception (April 21, 2010) to March 31, 2012 we incurred operating expenses of $761,363. Operating expenses incurred during the three-month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, travel, and expenses associated with the filing of our registration statement.

Our net loss during the three-month period ended March 31, 2012 was ($55,249) or ($0.00) per share. The weighted average number of shares outstanding was 80,025,000 for the three-month period ended March 31, 2012.

NINE-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2011

Our net loss from operations for the nine-month period ended March 31, 2012 was ($326,759) compared to ($273,714) for the nine-month period ended March 31, 2011. Our net loss before controlling-interest for the nine-month period ended March 31, 2012 was ($326,759) compared to ($273,646) for the nine-month period ended March 31, 2011. Our loss attributable to non-controlling interest for the nine-month period ended March 31, 2012 was $145,000 compared to $117,028 for the nine-month period ended March 31, 2011. During the three-month period ended March 31, 2011, we did not generate any revenue.

Our net loss from operations during the nine-month period ended March 31, 2012 was ($181,759) or ($0.00) per share compared to ($156,618) or ($0.00) per share for the nine-month period ended March 31, 2011. The weighted average number of shares outstanding was 79,859,149 for the nine-month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED MARCH 31, 2012

As at the nine-month period ended March 31, 2012, our current assets were $402,083 and our current liabilities were $57,579, which resulted in a working capital of $344,504. As at the nine-month period ended March 31, 2012, current assets were comprised of $368,126 in cash and equivalents, and $33,957 in accounts receivable, compared to $14,223 in cash and equivalents at fiscal year ended June 30, 2010. As at the nine-month period ended March 31, 2012, total liabilities were comprised of $852,539 in loans payable to a shareholder and $57,579 accounts payable and accrued expenses.

Stockholders' deficit increased from ($361,914) for fiscal year ended June 30, 2011 to a deficit of ($475,166) for the nine-month period ended March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2012, net cash flows used in operating activities was ($350,588) consisting primarily of a net loss of ($181,759). Net cash flows used in operating activities was ($658,712) for the period from inception (April 21, 2010) to March 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended March 31, 2012, we generated $696,423 net cash from financing activities through $524,217 in loans from Director, $170,000 through proceeds from exercise of stock warrants and $2,206 through non-controlling interest in Vantage Health Tanzania. For the period from inception (April 21, 2010) to March 31, 2012, net cash provided by financing activities was $1,082,898 received from $89,710 in sale of common stock $824,482 in loans from Director, $170,000 received from exercise of stock warrants, $2,206 received from non-controlling interest in Vantage Health Tanzania and ($3,500) from payments on notes payable.

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

The total amount due to the shareholders was $852,539 and $328,322 as of March 31, 2012 and June 30, 2011, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 19, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 22,009,375 shares of our restricted common stock to be issued to certain shareholders for re-sale. The registration statement was declared effective on February 3, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MIBE SAFETY DISCLOSURE

None.

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

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be provided by amendment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANTAGE HEALTH


Dated: May 21, 2012               By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, President and
                                      Chief Executive Officer


Dated: May 21, 2012               By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, Chief Financial Officer