Form 10-Q/A
period 2012-03-31
Vantage Health
filed 2012-05-23
CIK 1497130

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
* Filed previously

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANTAGE HEALTH


Dated: May 23, 2012               By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, President and
                                      Chief Executive Officer


Dated: May 23, 2012               By: /s/ Lisa Ramakrishnan
                                      ------------------------------------------
                                      Lisa Ramakrishnan, Chief Financial Officer