Form 10-K
period 2012-06-30
Vantage Health
filed 2012-10-15
CIK 1497130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from N/A to N/A.

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


                   105 West 55th Street #3B New York NY 10019
                    (Address of Principal Executive Offices)

                                  +27 728213420
              (Registrant's Telephone Number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 80,025,000 issued and outstanding as of September 30, 2012.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                 Vantage Health
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2012

                                                                          Page
                                                                         Numbers
                                                                         -------

                                     PART I

ITEM 1.  Business                                                              3
ITEM 1A. Risk Factors                                                          7
ITEM 1B. Unresolved Staff Comments                                            12
ITEM 2.  Properties                                                           12
ITEM 3.  Legal Proceedings                                                    12
ITEM 4.  Mine Safety Disclosures                                              13

                                    PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters
         And Issuer Purchases Of Equity Securities                            13
ITEM 6.  Selected Financial Data                                              13
ITEM 7.  Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations                                                13
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk           15
ITEM 8.  Financial Statements And Supplementary Data                          15
ITEM 9.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure                                                 15

ITEM 9A. Controls And Procedures (ITEM 9A(T))                                 15
ITEM 9B. Other Information                                                    16

                                    PART III

ITEM 10. Directors, Executive Officers And Corporate Governance               17
ITEM 11. Executive Compensation                                               20
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And
         Related Stockholder Matters                                          21
ITEM 13. Certain Relationships And Related Transactions, And Director
         Independence                                                         22
ITEM 14. Principal Accounting Fees And Services                               22

                                    PART IV

ITEM 15. Exhibits, Financial Statements Schedules                             23

SIGNATURES                                                                    24

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

CURRENT BUSINESS OPERATIONS

The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of June 30, 2012 we had no revenues, have minimal assets and have incurred losses since inception.

We are currently in process of compiling and registering dossiers for various generic molecules within the SADC region. We have successfully registered a herbal anti oxidant and expect to commence sales of this molecule within this quarter. We are in process of negotiating further supply agreements. We signed a MOU with Asence Pharma to distribute their products in Southern Africa. We hope to register these dossiers shortly however, there is no guarantee of this.

As described in our quarterly report on Form 10-Q for the period ended December 31, 2010 filed with the SEC on February 18, 2011, on December 31, 2010, we entered into an exclusive agreement with Shanghai Kehua Bioengineering Co Ltd, of China, manufacturers of the Diagnostic Kit for HIV (1+2) Antibody (Colloidal
Gold). This agreement ensures that Vantage Health has exclusive rights over the next 12 months to sell the Diagnostic Kit for HI V (1+2) Antibody (Colloidal
Gold) in the continent of Africa. The HIV (1+2) Diagnostic Kit (Colloidal Gold) is a rapid test for the qualitative detection of antibodies to human immunodeficiency virus I and/or 2 in whole blood or serum or plasma. The agreement terminated on June 30, 2012 due to Vantage not having place sufficient orders required under the contract. Vantage believes it can still get the favorable terms provided under the contract in the future; however, there is no guarantee of this.

On January 31, 2011, Moxisign submitted a proposal for the RT41-2011ME, the supply and delivery of rapid HIV test kits to the State for a period of two years. The supply tender is for approximately 14,000,000 diagnostic rapid screen test kits (approximately US$7M) and 4,600,000 Confirmatory rapid screen test kits (approximately US$2.5M). The tender was awarded and we did not receive any part of the contract. However, subsequently, the awarded supplier's products did not meet the regulatory requirements and the awarded tender has been withdrawn.

In order to progress into the next stage of the business model, Vantage has signed an alliance agreement with Vault Biotechnology to commercialize the production of HIV recombinant protein to back integrate into projected sales of the HIV test kits.

Vantage has also acquired a 51% interest in a newly-formed joint venture in Tanzania that pursued commercial opportunities in the medical industry in the Republic of Tanzania. This subsidiary was awarded a contract with the University of Dar es Salaam; however, due to high level fraud in the operation, the transaction has been temporarily suspended pending the results of a further legal investigation.

On August 15, 2011 Vantage Health took steps toward opening a new subsidiary, Vantage Pharmaceuticals Ltd in Nigeria, Africa. The organization of this entity has not been formally awarded by the government of Nigeria as of this date.

Vantage now devotes fulltime to implementing its overall business plan.

PHASE 1: IMPORTATION AND DISTRIBUTION IN SOUTH AFRICA

Moxisign (PTY) Ltd ("Moxisign") is a 100% owned South African subsidiary of Vantage Health. Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders - in particular; HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical supplies that are either unavailable in South Africa, or too expensive for the government to source from local producers. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next five years.

In addition, Vantage Health through a South African subsidiary to be formed, Vantage Health South Africa, is targeting the private sector in South Africa. Vantage Health's South African subsidiary, Moxisign (Pty) Ltd., is in the final stages of entering into a contract with a health and beauty focused retail, distribution and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenues for that entity. This contract is not yet finalized. We have approached a national pharmacy chain to supply them with over-the-counter treatments and medications. A formal purchase order has yet to be signed as we are still at the stage of deciding upon the appropriate products and compiling the necessary paperwork to file at the Medicine Control Council. Supply is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

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

INDIA

Amol Pharmaceuticals
Asence Pharm  Ltd
Swiss Pharma

CHINA

China National Pharmaceutical Group (SINOPHARM) - Letter of Intent stage GWK Biotechnology Company
Kehua Bioengineering

CURRENT STATUS OF MOXISIGN

Moxisign is currently commencing sales of a recently approved herbal antioxidant. A pipeline of other generics is in process of registration.

PHASE 2: SADC REGIONAL MARKETS

We have also formed a joint venture partnership with a Tanzanian group to enter the Pharmaceutical market in the Republic of Tanzania which is described above. A further subsidiary in Nigeria has been incorporated and is awaiting regulatory approvals. We have signed an alliance agreement with the Sierra Leone Pharmaceutical Company to supply products into West Africa.

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

SUBSIDIARIES

We do not have any subsidiaries, other than our 100% ownership of Moxisign, a 51% ownership of Vantage Health Tanzania LTD, and 100% ownership of Vantage Health Nigeria Limited.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

GOVERNMENT REGULATIONS

Moxisign will conform to South African government policy, including IPAP II, while also noting that one of the principal drivers of this project is the current criticism regarding the previous ARV tender in 2007.

Moxisign is cognizant of this IPAP II policy alignment, as any endeavor to establish a new industry without fitting into defined government policy may face hurdles. The timing, in the opinion of Moxisign's management, is excellent for Moxisign to put its plans into operation. In addition, the current social and economic conditions appear optimal for Moxisign to implement its business case.

OFFICES

Our business office is located at 105 West 55th Street, # 3B, New York, NY 10019. We do not pay any rent 0and there is no agreement to pay any rent in the future. Upon execution of our business plan, we intend to establish an office elsewhere.

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

MATERIAL COMMITMENTS

During the period ended June 30, 201 the company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013. And additional $311,951 was loaned during the period ended June 30, 2012. The total amount due to shareholders was $640,273 and $328,322 as of June 30, 2012 and June 30, 2011, respectively.

Vantage Health leases an office in South Africa.. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

WE ARE AT RISK OF THE DEPARTMENT OF HEALTH NOT AWARDING ANY SUPPLY AGREEMENTS.

Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish an expertise with the tender process in South Africa. Our inability to compete with other bidders in the tender process will have an adverse effect on our business, financial condition and results of operations. Moxisign is dependent on being awarded orders or tenders

IF WE ARE UNABLE TO ARRANGE A TECHNOLOGY PARTNERSHIP WITH API MANUFACTURING CAPABILITIES OUR BUSINESS WILL FAIL.

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

WE REQUIRE SIGNIFICANT ADDITIONAL FUNDS IN ORDER TO COMPLETE OUR PROPOSED BUSINESS PLAN. IF WE ARE UNABLE TO RAISE THESE FUNDS OUR BUSINESS WILL FAIL.

The Company will have capital requirements of $20,000,000 in order to make 350 tonnes of ARV APIs (Active Pharmaceutical Ingredients) per annum. This capital will be utilized for operating capital of $5,000,000 including the purchase of formulated ARV's for the initial supply agreement and $15,000,000 for the construction of the manufacturing plant for ARV's. The 350 tonnes per annum is only an assumption at this point and could change based on the size of orders. We plan to obtain capital in three ways:

     1. Through retained earnings from the first two years of operations from supply contracts with a technology partner or through retail sales.
     2.   Current share holders exercising warrants
     3.   Selling additional common shares.

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

Our officers and directors will only be devoting limited time to our operations. Dr. Ramakrishnan intends to devote 50% of her business time to our affairs while Mr. Feuer intends to devote less than 5% of his business time to our affairs. Mr Bagg works full time for the South African subsidiary Moxisgn. Because some of our senior officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that demands on Lisa Ramakrishnan and Lowell Feuer from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Dr. Ramakrishnan and Mr Feuer may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

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

THE EXISTENCE OF GOVERNMENT REGULATION IN SOUTH AFRICA, NIGERIA AND TANZANIA PRESENT HURDLES TO EXECUTING OUR BUSINESS PLAN.

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

Once Moxisign is registered with the MCC, DOH and the Pharmacy Council it will need to get its ARV samples tested and then registered with the MCC. This drug registration will involve submitting the necessary pharmaceutical dossiers and common technical documents to the MCC. Since these ARVs are generics, the registration process is fairly routine as there is no need for new clinical data or clinical studies, although biostudies (bio-equivalence and bio-availiability assays are required). Then with these bio-studies, the ARVs once they have also completed stability testing will need to be submitted for registration with the MCC. This can be fast-tracked by the application to the Minister of Health as ARV's are deemed vital for the HIV/AIDS health crisis. This process could take several months.

Once the medicines are registered with the MCC, then the ARVs may be utilized for supplying a tender. In order for Moxisign to later commence production of ARVs would also entail a further registration requirement from the MCC as a pharmaceutical manufacturer and ware housing license. This would require a Quality Control pharmacist, a Production pharmacist and a Regulatory pharmacist to be employed by Moxisign.

These and other government obstacles along with our limited resources may make it difficult to penetrate the market in South Africa for our products. If we are unable to successfully maneuver the South African government regulatory processes, we may have to endure delays in the tender process, which could adversely affect our ability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main offices are located at 105 West 55th Street, # 3B, New York, NY 10019.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 21, 2010 TO JUNE 30, 2012

Our loss from operations since inception is $473,288. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

As of June 30, 2012, our total assets were $317,311 and our total liabilities were $689,264.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2012, THE YEAR ENDED JUNE 30, 2011 AND THE PERIOD FROM APRIL 21, 2010 (DATE OF INCEPTION) TO JUNE 30, 2012

We did not earn any revenues for the fiscal year ending June 30, 2012. Our net loss before loss attributable to non-controlling interest for the fiscal year ended June 30, 2012 was ($249,080) compared to ($430,675) in 2011 and ($687,019)
during the period from inception (April 21, 2010) to June 30, 2012. General and administrative expenses incurred during the fiscal year ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at our fiscal year end June 30, 2012, our current assets were $307,906 and our total liabilities were $689,264 and we had working capital of $258,915. As at the fiscal year ended June 30, 2012, current liabilities were comprised of $$48,991 in accounts payable and accrued expenses.

Stockholders' equity (deficit) increased from ($361,914) at June 30, 2011 to ($371,953) at June 30, 2012.

We have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2012, net cash flows used in operating activities was ($263,095), compared to ($284,439) for the fiscal year ended June 31, 2010 and ($571,219) for the period from April 21, 2010 (Inception) to June 30, 2012 .We have financed our operations primarily from either advancements or the issuance of equity and debt instruments for the fiscal year ended June 30, 2012. For the period from inception (April 21, 2010) to June 30, 2012, net cash provided by financing activities was $868,426 received from sale of common stock and advances from Shareholders. During the fiscal year ending June 30, 2012 net cash flow provided by financing activities was $481,951 and was primarily loans from a shareholder.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended June 30, 2012 or any interim period.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name of Director             Age
----------------             ---
Lisa Ramakrishnan             41
Lowell Feuer                  56
Michael Bagg                  46

Executive Officers:

Name of Officer              Age       Office
---------------              ---       ------
Lisa Ramakrishnan             41       President, Chief Executive Officer,
                                       Treasurer, Chief Financial Officer and
                                       Chief Accounting Officer
Lowell Feuer                  56       Secretary

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

On August 28 2012, Michael Bagg, was appointed as director to Vantage Health. Mr. Bagg has extensive experience in the pharmaceutical sector. He was a Regional Sales Manager with GlaxoSmithKline and later for Mundi Pharma. He demonstrated tremendous professional growth with the company and consistently led teams and individuals toward their own professional achievements. Over the course of Mr. Bagg's career he has held many sales and management positions within the pharmaceutical sectors.

During the past five years, Mr. Bagg has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Bagg was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Bagg involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Since August 28 2012 Lowell Feuer, graduated from the University of Pennsylvania in 1977 with a Political Science, Classics and Philosophy degree. He is fluent in English and French. From 2003 to the present he was the founder and still is the Chief Executive Officer of KlikVU Inc. and also been a Managing Member of LF Advisors, LLC since 2010. Over the course of Mr. Feuer's career, he held many management level positions in the financial industry and continues to prove his success through his current ventures.

During the past five years, Mr. Feuer has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Feuer was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feuer involvement in any type of business, securities or banking activities.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended June 30, 2012, the compensation awarded to, paid to, or earned by, our Officers and Directors whose total compensation was zero.

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
LISA            2010    None       None        None        None         None             None           None           None
RAMAKRISHNAN    2011    None       None        None        None         None             None           None           None
President, CEO, 2012    None       None        None        None         None             None           None           None
CFO, Treasurer,
Chief Accounting
Officer,
and director

LOWELL FEUER    2012    None       None        None        None         None             None           None           None
Secretary and
Director

MICHAEL BAGG    2012    None       None        None        None         None             None           None           None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

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

             133 Victoria Road Southfield
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Silberstein Ungar, PLLC CPA in 2011 and 201002.

                                              2012                  2011
                                        Silberstein Ungar,    Silberstein Ungar,
                                              PLLC                  PLLC
                                              ----                  ----
Audit Fees                                  $17,800               $13,500
Audit-Related Fees                                0                     0
Tax Fees                                          0                     0
All Other Fees                                    0                     0
                                            -------               -------

Total                                       $17,800               $13,500
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

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

101      Interactive data files pursuant to Rule 405 of Regulation S-T. (3)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)  Filed herein.
(3)  To be filed by Amendment.

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

Signatures                           Title                           Date
----------                           -----                           ----


By: /s/ Lisa Ramakrishnan            President,                 October 15, 2012
    ------------------------------   Chief Executive Officer,
    Lisa Ramakrishnan                Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lisa Ramakrishnan            Secretary, Treasurer       October 15, 2012
    ------------------------------   Chief Executive Officer,
    Lisa Ramakrishnan                Director

                                 VANTAGE HEALTH

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011            F-3

Consolidated Statements of Operations for the years ended
 June 30, 2012 and 2011 and the Period from April 21, 2010
 (Inception) to June 30, 2012                                                F-4

Consolidated Statements of Other Comprehensive Income (Loss)
 for the years ended June 30, 2012 and 2011 and the Period
 from April 21, 2010 (Inception) to June 30, 2012                            F-5

Consolidated Statement of Stockholders' Deficit as of June 30, 2012          F-6

Consolidated Statements of Cash Flows for the years ended
 June 30, 2012 and 2011 and the Period from April 21, 2010
 (Inception) to June 30, 2012                                                F-7

Notes to Consolidated Financial Statements                                   F-8

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vantage Health
Cape Town, South Africa

We have audited the accompanying consolidated balance sheets of Vantage Health as of June 30, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), stockholders' deficit, and cash flows for the years ended June 30, 2012 and 2011 and the period from April 21, 2010 (date of inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Health as of June 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended and 2010 and the period from April 21, 2010 (date of inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vantage Health will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-----------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
October 12, 2012

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2012 AND 2011

                                                                 June 30,             June 30,
                                                                   2012                 2011
                                                                ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                          $  300,687           $   14,223
  Interest receivable                                                7,219                    0
                                                                ----------           ----------
      TOTAL CURRENT ASSETS                                         307,906               14,223

Property and equipment, net                                          9,405                    0
Note receivable                                                         --                    0
Note receivable - related party                                         --                    0
                                                                ----------           ----------

      TOTAL ASSETS                                              $  317,311           $   14,223
                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $   48,991           $   47,815
  Long - Term Liabilities
  Shareholder loans                                                640,273              328,322
                                                                ----------           ----------
      TOTAL LIABILITIES                                            689,264              376,137
                                                                ----------           ----------

STOCKHOLDERS' DEFICIT
  Common Stock, $.001 par value, 250,000,000 shares
   authorized, 80,125,000 and 74,250,000 shares issued
   and outstanding, respectively                                    80,125               74,250
  Additional paid-in capital                                       380,335               97,460
  Stock subscription receivable                                   (118,750)                   0
  Non-controlling interest                                        (222,616)            (142,238)
  Accumulated other comprehensive income (loss)                     67,441              (10,485)
  Deficit accumulated during the development stage                (558,488)            (380,901)
                                                                ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                 (371,953)            (361,914)
                                                                ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  317,311           $   14,223
                                                                ==========           ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2012

                                                                                                           Period from
                                                                                                          April 21, 2010
                                                              Year Ended             Year Ended           (Inception) to
                                                               June 30,               June 30,               June 30,
                                                                 2012                   2011                   2012
                                                             ------------           ------------           ------------
REVENUES                                                     $          0           $          0           $          0
                                                             ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                                74,855                 27,559                109,246
  Office expenses                                                  61,967                 28,071                 90,101
  Officer/director compensation                                     4,500                  7,000                 11,500
  Stock based compensation                                              0                 32,000                 32,000
  Consulting                                                       72,606                212,971                285,577
  Deposit impairment                                                    0                 50,000                 50,000
  Depreciation                                                        913                      0                    913
  Travel and entertainment                                         39,886                 71,316                111,344
  Bank fees                                                         1,572                  1,827                  3,626
                                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                          256,299                430,744                694,307
                                                             ------------           ------------           ------------
LOSS FROM OPERATIONS                                             (256,299)              (430,744)              (694,307)
                                                             ------------           ------------           ------------
OTHER INCOME (EXPENSE)
  Interest income                                                   7,219                     69                  7,288
                                                             ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                        7,219                     69                  7,288
                                                             ------------           ------------           ------------
LOSS BEFORE NON-CONTROLLING INTEREST                             (249,080)              (430,675)              (687,019)
LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST                80,378                141,601                222,616
                                                             ------------           ------------           ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                           (168,702)              (289,074)              (464,403)
PROVISION FOR INCOME TAXES                                              0                      0                      0
                                                             ------------           ------------           ------------
NET LOSS FROM CONTINUING OPERATIONS                              (168,702)              (289,074)              (464,403)
LOSS ON DISCONTINUED OPERATIONS                                     8,885                      0                  8,885
                                                             ------------           ------------           ------------

NET LOSS FOR THE PERIOD                                      $   (177,587)          $   (289,074)          $   (473,288)
                                                             ============           ============           ============

LOSS PER SHARE: BASIC AND DILUTED                            $      (0.00)          $      (0.00)
                                                             ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 BASIC AND DILUTED                                             79,224,795             74,180,137
                                                             ============           ============


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2012

                                                                                                Period from
                                                                                               April 21, 2010
                                                       Year Ended           Year Ended         (Inception) to
                                                        June 30,             June 30,             June 30,
                                                          2012                 2011                 2012
                                                       ----------           ----------           ----------
NET LOSS                                               $ (177,587)          $ (289,074)          $ (473,288)
                                                       ----------           ----------           ----------
FOREIGN CURRENCY TRANSLATION:
  Change in cumulative translation adjustment              77,926              (16,495)              67,441
  Income tax benefit (expense)                                  0                    0                    0
                                                       ----------           ----------           ----------

TOTAL                                                  $   77,926           $  (16,495)          $   67,441
                                                       ==========           ==========           ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2012

                                                                                          Accumulated     Deficit
                                                                                             Other       Accumulated
                               Common Stock        Additional     Stock         Non-      Comprehensive  During the
                           --------------------      Paid in   Subscription  Controlling     Income      Development
                           Shares        Amount      Capital    Receivable     Interest      (Loss)         Stage        Total
                           ------        ------      -------    ----------     --------      ------         -----        -----
Inception,
 April 21, 2010                  --     $    --     $     --    $      --     $      --     $     --     $      --    $      --
Shares issued to
 founder for cash        60,000,000      60,000           --           --            --           --            --       60,000
Shares issued for
 cash at $0.0015
 per share                3,712,500       3,713        1,856           --            --           --            --        5,569
Shares issued for
 cash at $0.002           5,000,000       5,000        5,000           --            --           --            --       10,000
 per share
Shares issued for
 cash at $0.0025
 per share                3,700,000       3,700        5,550           --            --           --            --        9,250
Shares issued for
 cash at $0.00275
 per share                1,287,500       1,287        2,254           --            --           --            --        3,541
Shares issued for
 cash at $0.003
 per share                  450,000         450          900           --            --           --            --        1,350
Deemed dividend
 created by
 acquisition of
 51% of entity
 under common control            --          --           --           --            --           --       (85,200)     (85,200)
Net loss for the year
ended June 30, 2010              --          --           --           --          (637)       6,010        (6,627)      (1,254)
                         ----------     -------     --------    ---------     ---------     --------     ---------    ---------
Balance,
 June 30, 2010           74,150,000      74,150       15,560           --          (637)       6,010       (91,827)       3,256
Debt forgiven
 shareholder                     --          --       50,000           --            --           --            --       50,000
Shares issued
 for services               100,000         100       31,900           --            --           --            --       32,000
Net loss for the
 year ended
 June 30, 2011                   --          --           --           --      (141,601)     (16,495)     (289,074)    (447,170)
                         ----------     -------     --------    ---------     ---------     --------     ---------    ---------
Balance,
 June 30, 2011           74,250,000      74,250       97,460           --      (142,238)     (10,485)     (380,901)    (361,914)
Warrants exercised
 for cash or notes
 at $0.05 per share       5,775,000       5,775      282,975     (118,750)           --           --            --      170,000
Stock issued for
 issuance costs             100,000         100         (100)          --            --           --            --           --
Net loss for the
 year ended
 June 30, 2012                   --          --           --           --       (80,378)      77,926      (177,587)    (180,039)
                         ----------     -------     --------    ---------     ---------     --------     ---------    ---------
Balance,
 June 30, 2012           80,125,000     $80,125     $380,335    $(118,750)    $(222,616)    $ 67,441     $(558,488)   $(371,953)
                         ==========     =======     ========    =========     =========     ========     =========    =========


                See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
         FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2012

                                                                                                              Period from
                                                                                                             April 21, 2010
                                                                           Year Ended        Year Ended      (Inception) to
                                                                            June 30,          June 30,          June 30,
                                                                              2012              2011              2012
                                                                           ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                  $ (177,587)       $ (289,074)       $ (473,288)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Stock-based compensation                                                       0            32,000            32,000
     Deposit impairment                                                             0            50,000            50,000
     Depreciation                                                                 913                 0               913
     Loss attributable to non-controlling interest                            (80,378)         (141,601)         (222,616)
  Changes in Assets and Liabilities:
     (Increase) decrease in interest receivable                                (7,219)                0            (7,219)
     (Increase) decrease in prepaid expenses                                        0            23,349                 0
     Increase (decrease) in accounts payable and accrued expenses               1,176            40,887            48,991
                                                                           ----------        ----------        ----------
           NET CASH USED BY OPERATING ACTIVITIES                             (263,095)         (284,439)         (571,219)
                                                                           ----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition of furniture and fixtures                         (10,318)                0           (10,318)
  Cash paid for deposit                                                             0           (50,000)          (50,000)
  Cash paid for acquisition of 51% interest in Moxisign                             0                 0            (3,643)
                                                                           ----------        ----------        ----------
           NET CASH USED BY INVESTING ACTIVITIES                              (10,318)          (50,000)          (63,961)
                                                                           ----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                                               0                 0            89,710
  Proceeds from exercise of stock warrants                                    170,000                 0           170,000
  Proceeds from notes payable - related parties                               311,951           247,623           612,216
  Payments on notes payable - related parties                                       0            (3,500)           (3,500)
                                                                           ----------        ----------        ----------
           NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                481,951           244,123           868,426
                                                                           ----------        ----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        77,926           (16,495)           67,441
NET INCREASE (DECREASE) IN CASH                                               286,464          (106,811)          300,687
Cash, beginning of period                                                      14,223           121,034                 0
                                                                           ----------        ----------        ----------

CASH, END OF PERIOD                                                        $  300,687        $   14,223        $  300,687
                                                                           ==========        ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                   $        0        $        0        $        0
                                                                           ==========        ==========        ==========
  Cash paid for income taxes                                               $        0        $        0        $        0
                                                                           ==========        ==========        ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Deemed dividend related to acquisition of subsidiary                     $        0        $        0        $   85,200
                                                                           ==========        ==========        ==========
  Exercise of stock warrants for stock subscription receivable             $  118,750        $        0        $  118,750
                                                                           ==========        ==========        ==========
  Stock issued for equity issuance costs                                   $    5,000        $        0        $    5,000
                                                                           ==========        ==========        ==========


                 See accompanying notes to financial statements.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012


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

Development Stage Company
The  accompanying  consolidated  financial  statements  have  been  prepared  in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a June 30 year end.

Principles of Consolidation
The consolidated  financial  statements  include the accounts of the Company and
its  majority-owned   subsidiaries.   Significant   intercompany   accounts  and
transactions have been eliminated.

Cash and Cash Equivalents
Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2012 and June 30, 2011, the Company had $300,687 and $14,223 of cash, respectively.

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

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2012


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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

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

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2012


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                                   June 30,             June 30,
                                                     2012                 2011
                                                   --------             --------
Vehicles                                             10,318                    0
Less accumulated depreciation                          (913)                   0
                                                   --------             --------

                                                   $  9,405             $      0
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

An additional $311,951 was loaned from a shareholder during the year ended June 30, 2012.

The total amount due to the shareholders was $640,273 and $328,322 as of June 30, 2012 and June 30, 2011, respectively.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2012


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

During the year ended June 30, 2012 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750, subscriptions receivable were collected in the amount of $170,000.

During the year ended June 30, 2012 100,000 shares of common stock were issued for issuance costs.

There are 80,125,000 shares issued and outstanding as of June 30, 2012.

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

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750. There are 2,084,375 stock warrants remaining as of June 30, 2012.

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012


NOTE 5 - STOCK WARRANTS (CONTINUED)

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

NOTE 7 - DISCONTINUED OPERATIONS

On June 1, 2011, Vantage acquired 51% of a newly established entity (Vantage Health Tanzania Limited) for a note totaling $2,295. The subsidiary commenced operations in the second quarter of fiscal year ended June 30, 2012. For purposes of interim financial statements for the second and third quarters of fiscal year ended June 30,2012, the subsidiary was consolidated via the acquisition method. The assets and liabilities of Vantage Tanzania Limited were recorded at amounts equal to the carrying value on Vantage Tanzania Limited's books as per ASC 805-020. At the acquisition date, Vantage Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

During the fourth quarter of fiscal year ended June 30, 2012 the subsidiary (Vantage Health Tanzania Limited) was forced to discontinue its operations due to gross misappropriation of resources by high level employees. The result being that the subsidiary discontinued operations and lost all of its assets.

All operations of the subsidiary have been removed from these annual financial statements and the Company has recognized a loss on the discontinued operations of $8,885, representing amounts invested in and amounts loaned to the subsidiary for which the Company will not be able to collect.

                                 VANTAGE HEALTH
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2012


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

NOTE 9 - LIQUIDITY AND GOING CONCERN

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

NOTE 10 - INCOME TAXES

For the year ended June 30, 2012, Vantage Health has incurred a net loss before minority interest of approximately $249,000 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $473,000 at June 30, 2012, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following for the years ended June 30, 2012 and 2011:

                                                   June 30,           June 30,
                                                     2012               2011
                                                  ----------         ----------
Federal income tax benefit attributable to:
  Current operations                              $   84,660         $   98,285
  Less: valuation allowance                          (84,660)           (98,285)
                                                  ----------         ----------

Net provision for Federal income taxes            $        0         $        0
                                                  ==========         ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                   June 30,           June 30,
                                                     2012               2011
                                                  ----------         ----------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  160,820         $  100,538
  Valuation allowance                               (160,820)          (100,538)
                                                  ----------         ----------

Net deferred tax asset                            $        0         $        0
                                                  ==========         ==========

NOTE 11 - SUBSEQUENT EVENTS

On August 15, 2011, Vantage Health took steps toward opening a new subsidiary, Vantage Pharmaceuticals Ltd in Nigeria, Africa. The organization of this entity has not been formally awarded by the government of Nigeria as of the date of these financial statements. However, these filings indicate anticipated activity and investment in a new subsidiary during the next fiscal year.

On July 28, 2012, Vantage Health entered into a 5 year agreement (with a commencement date of June 15, 2012) with Asence Pharrma Pvt. Ltd. wherein Vantage Health will be responsible for (among other things) the marketing and distribution of certain pharmaceuticals, nutraceuticals and other products produced by Asence Pharma Pvt. Ltd. into certain countries in Africa.

On August 26, 2012 Vantage Health entered into a 6 month "alliance agreement" with Vault Bioindustries for the purpose of exploring the possibility of manufacturing rapid diagnostic test kits for HIV testing as well as other antigens. Aside from sharing the revenues generated from the projects on a 50/50 basis of net attributable profits, the remaining terms of this association have not yet been agreed upon.

Vantage Health's South African subsidiary, Moxisign (Pty) Ltd., is in the final stages of entering into a 5 year contract with a health and beauty focused retail and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenue for that entity. This contract is not yet finalized.

Management has evaluated subsequent events through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.