Form 10-K/A
period 2012-06-30
Vantage Health
filed 2012-10-19
CIK 1497130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

101      Interactive data files pursuant to Rule 405 of Regulation S-T. (3)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)  Previously filed.
(3)  Filed herein.

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

          Signatures                     Title                       Date
          ----------                     -----                       ----


By: /s/ Lisa Ramakrishnan            President,                 October 19, 2012
    ------------------------------   Chief Executive Officer,
    Lisa Ramakrishnan                Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lisa Ramakrishnan            Secretary, Treasurer       October 19, 2012
    ------------------------------   Chief Executive Officer,
    Lisa Ramakrishnan                Director