Form 10-Q
period 2012-09-30
Vantage Health
filed 2012-11-14
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-168930

Vantage Health

(Exact name of registrant as specified in its charter)

NV	93-0659770
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 West 55th Street #3B New York NY 10019
(Address of principal executive offices)

+27 728213420
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,125,000 issued and outstanding as of September 30, 2012.

2

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012	F - 1

Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and the Period from April 21, 2010 (Inception) to September 30, 2012	F - 2

Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended September 30, 2012 and 2011 and the Period from April 21, 2010 (Inception) to September 30, 2012	F - 3

Consolidated Statement of Stockholders’ Deficit as of September 30, 2012	F - 4

Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and the Period from April 21, 2010 (Inception) to September 30, 2012	F - 5

Notes to Consolidated Financial	F - 6 - F - 11

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012

	September 30, 2012	June 30, 2012
ASSETS
Current Assets
Cash and equivalents	$216,651	$300,687
Interest receivable	7,219	7,219
Total Current Assets	223,870	307,906

Property and equipment, net	8,855	9,405

TOTAL ASSETS	$232,725	$317,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$31,776	$48,991

Long – Term Liabilities
Shareholder loans	636,871	640,273

Total Liabilities	668,647	689,264

Stockholders’ Deficit
Common Stock, $.001 par value, 250,000,000 shares authorized, 80,125,000 and 80,125,000 shares issued and outstanding, respectively	80,125	80,125
Additional paid-in capital	380,335	380,335
Stock subscription receivable	(118,750)	(118,750)
Non-controlling interest	(254,694)	(222,616)
Accumulated other comprehensive income (loss)	69,883	67,441
Deficit accumulated during the development stage	(592,821)	(558,488)
Total Stockholders’ Deficit	(435,922)	(371,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,725	$317,311

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from April 21, 2010 (Inception) to September 30, 2012

REVENUES, NET OF COST OF SALES	$19	$0	$19

OPERATING EXPENSES
Professional fees	31,468	5,916	140,714
Office expenses	19,059	1,694	109,160
Officer/director compensation	0	2,000	11,500
Stock based compensation	0	0	32,000
Consulting	4,035	0	289,612
Deposit impairment	0	0	50,000
Depreciation	514	0	1,427
Travel and entertainment	10,952	8,129	122,296
Bank fees	402	417	4,028
TOTAL OPERATING EXPENSES	66,430	18,156	760,737

LOSS FROM OPERATIONS	(66,411)	(18,156)	(760,718)
OTHER INCOME (EXPENSE)
Interest income	0	0	7,288
TOTAL OTHER INCOME (EXPENSE)	0	0	7,288

LOSS BEFORE NON-CONTROLLING INTEREST	(66,411)	(18,156)	(753,430)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	32,078	5,904	254,694

LOSS BEFORE PROVISION FOR INCOME TAXES	(34,333)	(12,252)	(498,736)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS FROM CONTINUING OPERATIONS	$(34,333)	$(12,252)	$(498,736)

LOSS ON DISCONTINUED OPERATIONS	0	0	8,885

NET LOSS FOR THE PERIOD	(34,333)	$(12,252)	$(507,621)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	80,125,000	76,527,446

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from April 21, 2010 (Inception) to September 30, 2012

Net Loss	$(34,333)	$(12,252)	$(507,621)

Foreign Currency Translation:
Change in cumulative translation adjustment	2,442	53,831	69,883
Income tax benefit (expense)	0	0	0
Total	$2,442	$53,831	$69,883

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional Paid	Stock Subscription	Non- Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0	$0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	-	(85,200)	(85,200)

Net loss for the year ended June 30, 2010	-	-	-	-	(637)	6,010	(6,627)	(1,254)

Balance, June 30, 2010	74,150,000	74,150	15,560	0	(637)	6,010	(91,827)	3,256

Debt forgiven shareholder	-	-	50,000	-	-	-	-	50,000

Shares issued for services	100,000	100	31,900	-			-	32,000

Net loss for the year ended June 30, 2011	-	-	-	-	(141,601)	(16,495)	(289,074)	(447,170)

Balance, June 30, 2011	74,250,000	74,250	97,460	0	(142,238)	(10,485)	(380,901)	(361,914)

Warrants exercised for cash or notes at $0.05 per share	5,775,000	5,775	282,975	(118,750)	-	-	-	170,000

Stock issued for issuance costs	100,000	100	(100)					0

Net loss for the year ended June 30, 2012	-	-	-	-	(80,378)	77,926	(177,587)	(180,039)
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)

Net loss for the period ended September 30, 2012	-	-	-	-	(32,078)	2,442	(34,333)	(63,969)

Balance, September 30, 2012	80,125,000	$80,125	$380,335	$(118,750)	$(254,694)	$69,883	$(592,821)	$(435,922)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from April 21, 2010 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(34,333)	$(12,252)	$(507,621)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	0	0	32,000
Deposit impairment	0	0	50,000
Depreciation	514	0	1,427
Loss attributable to non-controlling interest	(32,078)	(5,904)	(254,694)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	0	0	(7,219)
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accounts payable and accrued expenses	(17,215)	(6,097)	31,776
Net Cash Used by Operating Activities	(83,112)	(24,253)	(654,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of furniture and fixtures	36	0	(10,282)
Cash paid for deposit	0	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	36	0	(63,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Proceeds from exercise of stock warrants	0	20,000	170,000
Proceeds from notes payable – related parties	0	0	612,216
Payments on notes payable – related parties	(3,402)	(49,658)	(6,902)
Net Cash Provided by (Used by) Financing Activities	(3,402)	(29,658)	865,024

Effect of exchange rate changes on cash	2,442	53,831	69,883

NET INCREASE (DECREASE) IN CASH	(84,036)	(80)	216,651
Cash, beginning of period	300,687	14,223	0
Cash, end of period	$216,651	$14,143	$216,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$268,750	$118,750
Stock issued for equity issuance costs	$0	$0	$5,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K/A filed with the SEC as of and for the period ended June 30, 2012. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2012 and June 30, 2012, the Company had $216,651 and $300,687 of cash, respectively.

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

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s South African subsidiary are translated from the South African Rand to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. The financial statements of the Company’s Tanzania subsidiary are translated from the Tanzanian Shilling to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity as other comprehensive income (loss).

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	September 30, 2012	June 30, 2012

Vehicles	10,217	10,318
Less accumulated depreciation	(1,362)	(913)
	$8,855	$9,405

During the period ended September 30, 2012 and the fiscal year ended June 30, 2012, the Company recorded no provisions for the impairment of assets.

NOTE 3 – SHAREHOLDER LOANS

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

During the three months ended September 30, 2012, the Company repaid $3,402 of the outstanding shareholder loans.

The total amount due to the shareholders was $636,871 and $640,273 as of September 30, 2012 and June 30, 2012, respectively.

NOTE 4 – COMMON STOCK

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

SEPTEMBER 30, 2012

NOTE 4 – COMMON STOCK (CONTINUED)

On June 30, 2011 a director of the company was issued 100,000 shares of restricted common stock valued at $32,000 for services rendered.

During the year ended June 30, 2012 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750, subscriptions receivable were collected in the amount of $170,000.

During the year ended June 30, 2012, 100,000 shares of common stock were issued for issuance costs.

There are 80,125,000 shares issued and outstanding as of September 30, 2012.

NOTE 5 – STOCK WARRANTS

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

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750. There are 2,084,375 stock warrants remaining as of September 30, 2012.

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

SEPTEMBER 30, 2012

NOTE 6 – NON-CONTROLLING INTEREST

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

NOTE 7 – DISCONTINUED OPERATIONS

On June 1, 2011, Vantage acquired 51% of a newly established entity (Vantage Health Tanzania Limited) for a note totaling $2,295. The subsidiary commenced operations in the second quarter of fiscal year ended June 30, 2012. For purposes of interim financial statements for the second and third quarters of fiscal year ended June 30,2012, the subsidiary was consolidated via the acquisition method. The assets and liabilities of Vantage Tanzania Limited were recorded at amounts equal to the carrying value on Vantage Tanzania Limited’s books as per ASC 805-020. At the acquisition date, Vantage Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

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

NOTE 9 – LIQUIDITY AND GOING CONCERN

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 – INCOME TAXES

For the three months ended September 30, 2012, Vantage Health has incurred a net loss before minority interest of approximately $66,400 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $508,000 at September 30, 2012, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following for the three months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current operations	$22,576	$6,200
Less: valuation allowance	(22,576)	(6,200)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$172,590	$160,820
Valuation allowance	(172,590)	(160,820)
Net deferred tax asset	$0	$0

NOTE 11 – SUBSEQUENT EVENTS

Vantage Health’s South African subsidiary, Moxisign (Pty) Ltd., is in the final stages of entering into a 5 year contract with a health and beauty focused retail and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenue for that entity. This contract is not yet finalized.

Vantage Health has made progress in finalizing a Technology Partner for a manufacturing facility and is the early stage of negotiation with potential partners (letter of intent stage).

Vantage Health has also secured the rights for distribution of a unique range of European Cosmetics and signed a 12 month “Gentleman’s Agreement” on November 1st 2012 for this range. This agreement contains minimum purchase requirements, the dollar value of which is currently not determinable.

Management has evaluated subsequent events through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Our mission is to contribute to the pharmaceutical value chain by producing chemical inputs for the industry. We are in the development stage, have no revenues, minimal assets and have incurred losses since inception.

We operate primarily through our wholly owned South African subsidiary, Moxisign (PTY) Ltd (“Moxisign”). Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. These include: HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical supplies that are either unavailable in South Africa, or too expensive for the government to source from local producers. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next five years.

The following are current activities that Moxisign has been involved in:

●	Moxisign is in the final stages of entering into a contract with a health and beauty focused retail, distribution and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenues. This contract is not yet finalized.

●	We have also approached a national pharmacy chain to supply them with over-the-counter treatments and medications. A formal purchase order has yet to be signed as we are still at the stage of deciding upon the appropriate products and compiling the necessary paperwork to file at the Medicine Control Council. Supply is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

●	Moxisign is currently commencing sales of a recently approved herbal antioxidant. A pipeline of other generics is in process of registration.

We are in the process of forming a second South Africa subsidiary which will be called Vantage Health South Africa, formed to build and operate a pharmaceutical manufacturing facility.

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

Vantage Health has also secured the rights for distribution of a unique range of European Cosmetics and signed a 12 month agreement on November 1st 2012 for this range. This agreement contains minimum purchase requirements, the dollar value of which is currently not determinable.

Results of operations for the three months ended September 30, 2012 and 2011, and for the period from April 21, 2010 (date of inception) through September 30, 2012

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We have had only $19 in revenues from inception to September 30, 2012.

During the three-month period ended September 30, 2012, we incurred operating expenses of $66,430 compared to $18,156 for the three-month period ended September 30, 2011. During the period from inception (April 21, 2010) to September 30, 2012 we incurred operating expenses of $760,718. Our main operating expenses incurred during all periods were related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and travel expenses.

Our net loss before non-controlling interest for the three month period ended September 30, 2012 was $66,411 compared to a net loss of $18,156 for the three-months ended September 30, 2011. During the period from inception (April 21, 2010) to September 30, 2012 our net loss before non-controlling interest was $753,430. Our loss attributable to non-controlling interest for the three-month period ended September 30, 2012 was $32,078 compared to a loss of $5,904 for the three-month period ended September 30, 2011. From inception (April 21, 2010) to September 30, 2012 our loss attributable to non-controlling interest was $254,694.

Our net loss for the three-month period ended September 30, 2012 was $34,333 compared to a net loss of $12,252 for the three months ended September 30, 2011. During the period from inception (April 21, 2010) to September 30, 2012 our net loss was $507,621.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $232,725 and our total liabilities were $668,647.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

For the three month period ended September 30, 2012, our current assets were $223,870 and our current liabilities were $31,776 and we had working capital of $192,094. For the three month period ended September 30, 2012, current liabilities were solely comprised of $31,776 in accounts payable and accrued expenses.

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2012, net cash flows used in operating activities was $83,112, compared to $24,253 for the quarter ended September 30, 2011 and $654,331 for the period from April 21, 2010 (Inception) to September 30, 2012 . Our negative cash flow was mainly the result of our net loss and loss attributable to non-controlling interests for all periods above.

We had no cash flow from investing activities for the three months ended September 30, 2012 and 2011.

Cash flows used in financing activities were $3,402 for the three months ended September 30, 2012, as compared with $29,658 for the same period ended September 30, 2012. Our negative cash flow was a result of notes payable to related parties.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have limited working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended June 30, 2012 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750, subscriptions receivable were collected in the amount of $170,000.

During the year ended June 30, 2012, 100,000 shares of common stock were issued for issuance costs.

There are 80,125,000 shares issued and outstanding as of September 30, 2012. There are 2,084,375 stock warrants remaining as of September 30, 2012.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	November 14, 2012

/s/ Lisa Ramakrishnan
By:	Lisa Ramakrishnan
Title:	Chief Executive Officer

