Form 10-Q/A
period 2012-09-30
Vantage Health
filed 2012-11-26
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A contains only the cover page, this explanatory note, the signature pages with Exhibit 31.1, Exhibit 31.2 and 32.1. The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “10-Q”), as filed with the Securities and Exchange Commission on November 14, 2012, is to file Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 as original Exhibits were not filed with the 10-Q inadvertently in the filing made on November 14, 2012.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	November 26, 2012

/s/ Lisa Ramakrishnan
By:	Lisa Ramakrishnan
Title:	Chief Executive Officer