Form 10-Q
period 2012-12-31
Vantage Health
filed 2013-02-11
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,125,000 as of December 31, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012;
F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 and period from April 21, 2010 (Inception) to December 31, 2012;
F-3	Consolidated Statements of Other Comprehensive Income (Loss) for the three and six months ended December 31, 2012 and 2011 and the period from April 21, 2010 (Inception) to December 31, 2012;
F-4	Consolidated Statements of Stockholders’ Deficit as of December 31, 2012;
F-5	Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and period from April 21, 2010 (Inception) to December 31, 2012;
F-6	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2012 AND JUNE 30, 2012

	December 31, 2012	June 30, 2012
ASSETS
Current Assets
Cash and equivalents	$105,729	$300,687
Interest receivable	7,219	7,219
Total Current Assets	112,948	307,906

Property and equipment, net	8,177	9,405

TOTAL ASSETS	$121,125	$317,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$27,382	$48,991

Long – Term Liabilities
Shareholder loans	576,272	640,273

Total Liabilities	603,654	689,264

Stockholders’ Deficit
Common Stock, $.001 par value, 250,000,000 shares authorized, 80,125,000 and 80,125,000 shares issued and outstanding, respectively	80,125	80,125
Additional paid-in capital	380,335	380,335
Stock subscription receivable	(118,750)	(118,750)
Non-controlling interest	(277,870)	(222,616)
Accumulated other comprehensive income (loss)	79,249	67,441
Deficit accumulated during the development stage	(625,618)	(558,488)
Total Stockholders’ Deficit	(482,529)	(371,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$121,125	$317,311

See accompanying notes to financial statements.

VANTAGE HEALTH (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Period from April 21, 2010 (Inception) to December 31, 2012

REVENUES, NET OF COST OF SALES	$(60)	$723	$(41)	$723	$(41)

OPERATING EXPENSES
Professional fees	10,474	4,805	41,942	10,721	151,188
Office expenses	27,672	119,185	46,731	120,879	136,832
Officer/Director Compensation	0	1,500	0	3,500	11,500
Stock Based Compensation	0	0	0	0	32,000
Consulting	(100)	27,012	3,935	27,012	289,512
Deposit impairment	0	0	0	0	50,000
Depreciation	489	0	1,003	0	1,916
Travel and entertainment	16,903	59,887	27,855	68,016	139,199
Bank fees	474	717	877	1,132	4,502
TOTAL OPERATING EXPENSES	55,912	213,106	122,343	231,260	816,649

LOSS FROM OPERATIONS	(55,972)	(212,383)	(122,384)	(230,537)	(816,690)
OTHER INCOME (EXPENSE)
Interest income	0	0	0	0	7,288
TOTAL OTHER INCOME (EXPENSE)	0	0	0	0	7,288

LOSS BEFORE NON-CONTROLLING INTEREST	(55,972)	(212,383)	(122,384)	(230,537)	(809,402)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	23,176	98,123	55,254	104,027	277,870

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,796)	(114,260)	(67,130)	(126,510)	(531,532)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS CONTINUING OPERATIONS	(32,796)	(114,260)	(67,130)	(126,510)	(531,532)

LOSS ON DISCONTINUED OPERATIONS	0	0	0	0	8,885

NET LOSS	$(32,796)	$(114,260)	$(67,130)	$(126,510)	$(540,417)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	80,125,000	80,025,000	80,125,000	78,276,223

See accompanying notes to financial statements.

VANTAGE HEALTH (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) (unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Period from April 21, 2010 (Inception) to December 31, 2012

Net Loss	$(32,796)	$(114,260)	$(67,130)	$(126,510)	$(540,417)

Foreign Currency Translation:
Change in cumulative translation adjustment	9,366	8,073	11,808	61,904	79,249
Income tax benefit (expense)	0	0	0	0	0
Total	$9,366	$8,073	$11,808	$61,904	$79,249

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional Paid	Stock Subscription	Non- Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0	$0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	-	(85,200)	(85,200)

Net loss for the year ended June 30, 2010	-	-	-	-	(637)	6,010	(6,627)	(1,254)

Balance, June 30, 2010	74,150,000	74,150	15,560	0	(637)	6,010	(91,827)	3,256

Debt forgiven shareholder	-	-	50,000	-	-	-	-	50,000

Shares issued for services	100,000	100	31,900	-			-	32,000

Net loss for the year ended June 30, 2011	-	-	-	-	(141,601)	(16,495)	(289,074)	(447,170)

Balance, June 30, 2011	74,250,000	74,250	97,460	0	(142,238)	(10,485)	(380,901)	(361,914)

Warrants exercised for cash or notes at $0.05 per share	5,775,000	5,775	282,975	(118,750)	-	-	-	170,000

Stock issued for issuance costs	100,000	100	(100)					0

Net loss for the year ended June 30, 2012	-	-	-	-	(80,378)	77,926	(177,587)	(180,039)
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)

Net loss for the period ended December 31, 2012	-	-	-	-	(55,254)	11,808	(67,130)	(110,576)

Balance, December 31, 2012	80,125,000	$80,125	$380,335	$(118,750)	$(277,870)	$79,249	$(625,618)	$(482,529)

See accompanying notes to financial statements.

VANTAGE HEALTH (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Period from April 21, 2010 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(67,130)	$(126,510)	$(540,417)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	0	0	32,000
Deposit impairment	0	0	50,000
Depreciation	1,003	0	1,916
Loss attributable to non-controlling interest	(55,254)	(104,027)	(277,870)
Changes in assets and liabilities:
(Increase) decrease in interest receivable 23,349	0	(36,441)	(7,219)
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accounts payable and accrued expenses	(21,609)	(8,434)	27,382
Net Cash Used by Operating Activities	(142,990)	(275,412)	(714,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of furniture and fixtures	225	(2,160)	(10,093)
Cash paid for deposit	0	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	225	(2,160)	(63,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Proceeds from exercise of stock warrants	0	20,000	170,000
Proceeds from notes payable – related parties	0	195,987	612,216
Payments on notes payable – related parties	(64,001)	0	(67,502)
Net Cash Provided by (Used by) Financing Activities	(64,001)	215,987	804,424

Effect of exchange rate changes on cash	11,808	61,904	79,249

NET INCREASE (DECREASE) IN CASH	(194,958)	319	105,729
Cash, beginning of period	300,687	14,223	0
Cash, end of period	$105,729	$14,542	$105,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$268,750	$118,750
Stock issued for equity issuance costs	$0	$0	$5,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Vantage Health (“Vantage Health” and the “Company”) is a development stage company and was incorporated in Nevada on April 21, 2010.

The Company intends to build and operate an Active Pharmaceutical Ingredient (“APIs”) manufacturing plant alongside a formulation and packaging plant in South Africa to meet the growing market need for generic medicines in South Africa and the neighboring African countries. The company intends to build an Active Pharmaceutical Ingredient (API) manufacturing plant in South Africa in order to supply the growing demand in the fight against HIV/AIDS and chronic disease in Africa.

Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K/A filed with the SEC as of and for the period ended June 30, 2012. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and June 30, 2012, the Company had $105,729 and $300,687 of cash, respectively.

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

DECEMBER 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

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

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31, 2012	June 30, 2012

Vehicles	10,093	10,318
Less accumulated depreciation	(1,916)	(913)
	$8,177	$9,405

During the period ended December 31, 2012 and the fiscal year ended June 30, 2012, the Company recorded no provisions for the impairment of assets.

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

During the six months ended December 31, 2012, the Company repaid $64,001 of the outstanding shareholder loans.

The total amount due to the shareholders was $576,272 and $640,273 as of December 31, 2012 and June 30, 2012, respectively.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

There are 80,125,000 shares issued and outstanding as of December 31, 2012.

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

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750. There are 2,084,375 stock warrants remaining as of December 31, 2012.

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

DECEMBER 31, 2012

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

NOTE 7 – DISCONTINUED OPERATIONS

On June 1, 2011, Vantage acquired 51% of a newly established entity (Vantage Health Tanzania Limited) for a note totaling $2,295. The subsidiary commenced operations in the second quarter of fiscal year ended June 30, 2012. For purposes of interim financial statements for the second and third quarters of fiscal year ended June 30, 2012, the subsidiary was consolidated via the acquisition method. The assets and liabilities of Vantage Tanzania Limited were recorded at amounts equal to the carrying value on Vantage Tanzania Limited’s books as per ASC 805-020. At the acquisition date, Vantage Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – INCOME TAXES

For the six months ended December 31, 2012, Vantage Health has incurred a net loss before minority interest of approximately $122,000 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $540,000 at December 31, 2012, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following for the three months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Federal income tax benefit attributable to:
Current operations	$41,610	$43,013
Less: valuation allowance	(41,610)	(43,013)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	Jun 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$202,430	$160,820
Valuation allowance	(202,430)	(160,820)
Net deferred tax asset	$0	$0

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

Vantage intends to build an API manufacturing facility in South Africa and has commenced a pre-feasibility study to assess this project.

We operate primarily through our wholly owned South African subsidiary, Moxisign (PTY) Ltd (“Moxisign”). Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. These include: HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical equipment. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next five years.

The following are current activities that Moxisign has been involved in:

●	Moxisign is in the final stages of entering into a contract with a health and beauty focused retail, distribution and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenues. This contract is not yet finalized.

●	We have also approached a national pharmacy chain to supply them with over-the-counter treatments and medications. A formal purchase order has yet to be signed as we are still at the stage of deciding upon the appropriate products and compiling the necessary paperwork to file at the Medicine Control Council. Supply is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

●	Vantage Health has also secured the rights for distribution of a unique range of European Cosmetics and signed a 12 month “Gentleman’s Agreement” on November 1st 2012 for this range. This agreement contains minimum purchase requirements, the dollar value of which is currently not determinable.

●	Moxisign is currently commencing sales of a recently approved herbal antioxidant. A pipeline of other generics is in process of registration.

We are in the process of forming a second South Africa subsidiary which will be called Vantage Health South Africa, formed to build and operate the API pharmaceutical manufacturing facility.

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

Vantage Health has also secured the rights for distribution of a unique range of European Cosmetics and signed a 12 month agreement on November 1, 2012 for this range. This agreement contains minimum purchase requirements, the dollar value of which is currently not determinable.

Results of operations for the three and six months ended December 31, 2012 and 2011 and for the period from April 21, 2010 (date of inception) through December 31, 2012

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We had ($41) in revenues, net cost of sales, from inception to December 31, 2012.

Below are our operating expenses for the three and six months ended December 31, 2012 and 2011

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011

Professional fees	$10,474	$4,805	$41,942	$10,721
Office expenses	27,672	119,185	46,731	120,879
Officer/Director Compensation	0	1,500	0	3,500
Stock Based Compensation	0	0	0	0
Consulting	(100)	27,012	3,935	27,012
Deposit impairment	0	0	0	0
Depreciation	489	0	1,003	0
Travel and entertainment	16,903	59,887	27,855	68,016
Bank fees	474	717	877	1,132
Total	$55,912	$213,106	$122,343	$231,260

We incurred significantly more operating expenses for the three and six months ended December 31, 2011 as compared with the same periods in 2012, largely as a result of increased office expenses, travel and entertainment, and consulting expenses.

During the period from inception (April 21, 2010) to December 31, 2012 we incurred operating expenses of $816,690.

Our net loss for the three-month period ended December 31, 2012 was $32,796 compared to a net loss of $114,260 for the three months ended December 31, 2011. Our net loss for the six-month period ended December 31, 2012 was $67,130 compared to a net loss of $126,510 for the six months ended December 31, 2011.

During the period from inception (April 21, 2010) to December 31, 2012 our net loss was $540,417.

Liquidity and Capital Resources

As of December 31, 2012, our total assets were $121,125 and our total liabilities were $603,654.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at December 31, 2012, our current assets were $112,948 and our current liabilities were 27,382. We had working capital of $85,566 as of December 31, 2012.

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2012, net cash flows used in operating activities were $142,990, compared to $275,412 for the six months ended December 31, 2011 and $714,208 for the period from April 21, 2010 (Inception) to December 31, 2012. Our negative cash flow was mainly the result of our net loss and loss attributable to non-controlling interests for all periods above.

For the six month period ended December 31, 2012, net cash flows provided by investing activities were $225, compared to $2,160 net cash flows used in investing activities for the six months ended December 31, 2011 and $63,736 for the period from April 21, 2010 (Inception) to December 31, 2012.

Cash flows used in financing activities were $64,001 for the six months ended December 31, 2012, as compared with $215,987 net cash flows provided by financing activities for the same period ended December 31, 2012. Our negative cash flow for the six months ended December 31, 2012 was a result of notes payable to related parties.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have limited working capital, have incurred losses since inception, and have not yet received material revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	February 11th, 2013

By:	/s/ Lisa Ramakrishnan
Title:	Chief Executive Officer

