Form 10-Q
period 2013-03-31
Vantage Health
filed 2013-05-13
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,125,000 as of March 31, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012;
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and period from April 21, 2010 (Inception) to March 31, 2013;
F-3	Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended March 31, 2013 and 2012 and the period from April 21, 2010 (Inception) to March 31, 2013;
F-4	Consolidated Statements of Stockholders’ Deficit as of March 31, 2013;
F-5	Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and period from April 21, 2010 (Inception) to March 31, 2013;
F-6	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2013

4

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2013

Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012	F-1

Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and the Period from April 21, 2010 (Inception) to March 31, 2013	F-2

Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended March 31, 2013 and 2012 and the Period from April 21, 2010 (Inception) to March 31, 2013	F-3
F-4
Consolidated Statement of Stockholders’ Deficit as of March 31, 2013

Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2011 and the Period from April 21, 2010 (Inception) to March 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6

5

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2013 AND JUNE 30, 2012

	March 31, 2013	June 30,2012
ASSETS
Current Assets
Cash and equivalents	$100,423	$300,687
Interest receivable	7,219	7,219
Total Current Assets	107,642	307,906

Property and equipment, net	7,051	9,405

TOTAL ASSETS	$114,693	$317,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$28,882	$48,991

Long – Term Liabilities
Shareholder loans	564,206	640,273

Total Liabilities	593,088	689,264

Stockholders’ Deficit
Common Stock, $.001 par value, 250,000,000 shares authorized, 80,125,000 and 80,125,000 shares issued and outstanding, respectively	80,125	80,125
Additional paid-in capital	380,335	380,335
Stock subscription receivable	(118,750)	(118,750)
Non-controlling interest	(295,483)	(222,616)
Accumulated other comprehensive income (loss)	127,489	67,441
Deficit accumulated during the development stage	(652,111)	(558,488)
Total Stockholders’ Deficit	(478,395)	(371,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,693	$317,311

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Period from April 21, 2010 (Inception) to March 31, 2013

REVENUES, NET OF COST OF SALES	$2	$(4,127)	$(39)	$(3,404)	$(39)

OPERATING EXPENSES
Professional fees	22,764	6,495	64,706	17,216	173,952
Office expenses	6,804	54,535	53,535	175,050	143,636
Officer/Director Compensation	0	0	0	3,500	11,500
Stock Based Compensation	0	0	0	0	32,000
Consulting	6,119	22,089	10,054	49,101	295,631
Deposit impairment	0	0	0	0	50,000
Depreciation	476	0	1,479	364	2,392
Travel and entertainment	7,873	8,785	35,728	76,801	147,072
Bank fees	71	191	949	1,323	4,573
TOTAL OPERATING EXPENSES	44,107	92,095	166,451	323,355	860,756

LOSS FROM OPERATIONS	(44,105)	(96,222)	(166,490)	(326,759)	(860,795)
OTHER INCOME (EXPENSE)
Interest income	0	0	0	0	7,288
TOTAL OTHER INCOME (EXPENSE)	0	0	0	0	7,288

LOSS BEFORE NON-CONTROLLING INTEREST	(44,105)	(96,222)	(166,490)	(326,759)	(853,507)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	17,613	40,973	72,867	145,000	295,483

LOSS BEFORE PROVISION FOR INCOME TAXES	(26,492)	(55,249)	(93,623)	(181,759)	(558,024)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS CONTINUING OPERATIONS	(26,492)	(55,249)	(93,623)	(181,759)	(558,024)

LOSS ON DISCONTINUED OPERATIONS	0	0	0	0	8,885

NET LOSS	$(26,492)	$(55,249)	$(93,623)	$(181,759)	$(566,909)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	80,125,000	80,025,000	80,125,000	78,859,149

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) (unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Period from April 21, 2010 (Inception) to March 31, 2013

Net Loss	$(26,492)	$(55,249)	$(93,623)	$(181,759)	$(566,909)

Foreign Currency Translation:
Change in cumulative translation adjustment	48,240	(20,601)	60,048	41,301	127,489
Income tax benefit (expense)	0	0	0	0	0
Total	$48,240	$(20,601)	$60,048	$41,301	$127,489

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Additional Paid	Stock Subscription	Non-Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0	$0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	-	(85,200)	(85,200)
Net loss for the year ended June 30, 2010	-	-	-	-	(637)	6,010	(6,627)	(1,254)

Balance, June 30, 2010	74,150,000	74,150	15,560	0	(637)	6,010	(91,827)	3,256

Debt forgiven shareholder	-	-	50,000	-	-	-	-	50,000

Shares issued for services	100,000	100	31,900	-			-	32,000

Net loss for the year ended June 30, 2011	-	-	-	-	(141,601)	(16,495)	(289,074)	(447,170)
Balance, June 30, 2011	74,250,000	74,250	97,460	0	(142,238)	(10,485)	(380,901)	(361,914)

Warrants exercised for cash or notes at $0.05 per share	5,775,000	5,775	282,975	(118,750)	-	-	-	170,000

Stock issued for issuance costs	100,000	100	(100)					0

Net loss for the year ended June 30, 2012	-	-	-	-	(80,378)	77,926	(177,587)	(180,039)
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)

Net loss for the period ended March 31, 2013	-	-	-	-	(72,867)	60,048	(93,623)	(106,442)
Balance, March 31, 2013	80,125,000	$80,125	$380,335	$(118,750)	$(295,483)	$127,489	$(652,111)	$(478,395)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2013

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Period from April 21, 2010 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(93,623)	$(181,759)	$(566,909)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	0	0	32,000
Deposit impairment	0	0	50,000
Depreciation	1,479	364	2,392
Loss attributable to non-controlling interest	(72,867)	(145,000)	(295,483)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	0	(33,957)	(7,219)
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accounts payable and accrued expenses	(20,109)	9,764	28,882
Net Cash Used by Operating Activities	(185,120)	(350,588)	(756,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of furniture and fixtures	0	(29,642)	(10,093)
Cash paid for deposit	0	0	(50,000)
Note receivable extended	0	(3,951)	0
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	0	(33,233)	(63,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Non-controlling interest	0	2,206	0
Proceeds from exercise of stock warrants	0	170,000	170,000
Proceeds from notes payable – related parties	0	524,217	612,216
Payments on notes payable – related parties	(76,067)	0	(78,919)
Net Cash Provided by (Used by) Financing Activities	(76,067)	696,423	793,007

Effect of exchange rate changes on cash	60,923	41,301	127,489

NET INCREASE (DECREASE) IN CASH	(200,264)	353,903	100,423
Cash, beginning of period	300,687	14,223	0
Cash, end of period	$100,423	$368,126	$100,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$268,750	$118,750
Stock issued for equity issuance costs	$0	$0	$5,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2013 and June 30, 2012, the Company had $100,423 and $300,687 of cash, respectively.

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

MARCH 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

MARCH 31, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	March 31, 2013	June 30, 2012

Vehicles	9,443	10,318
Less accumulated depreciation	(2,392)	(913)
	$7,051	$9,405

During the period ended March 31, 2013 and the fiscal year ended June 30, 2012, the Company recorded no provisions for the impairment of assets.

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

During the nine months ended March 31, 2013, the Company repaid $76,067 of the outstanding shareholder loans.

The total amount due to the shareholders was $564,206 and $640,273 as of March 31, 2013 and June 30, 2012, respectively.

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

MARCH 31, 2013

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

There are 80,125,000 shares issued and outstanding as of March 31, 2013.

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

MARCH 31, 2013

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

NOTE 7 – DISCONTINUED OPERATIONS

On June 1, 2011, Vantage acquired 51% of a newly established entity (Vantage Health Tanzania Limited) for a note totaling $2,295. The subsidiary commenced operations in the second quarter of fiscal year ended June 30, 2012. For purposes of interim financial statements for the second and third quarters of fiscal year ended June 30, 2012, the subsidiary was consolidated via the acquisition method. The assets and liabilities of Vantage Health Tanzania Limited were recorded at amounts equal to the carrying value on Vantage Tanzania Limited’s books as per ASC 805-020. At the acquisition date, Vantage Health Tanzania Limited had current assets of $0, current liabilities of $0 and long-term liabilities of $0.

During the fourth quarter of fiscal year ended June 30, 2012 the subsidiary (Vantage Health Tanzania Limited) was forced to discontinue its operations due to gross misappropriation of resources by high level employees, with the result being that the subsidiary discontinued operations and lost all of its assets.

All operations of the subsidiary have been removed from these annual financial statements and the Company has recognized a loss on the discontinued operations of $8,885, representing amounts invested in and amounts loaned to the subsidiary for which the Company will not be able to collect.

NOTE 8 – COMMITMENTS

Other than a vehicle, Vantage Health neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

On January 30, 2013 Vantage Health entered into an agreement with a US biopharmaceutical company . with the intent of forming a future partnership with that company in order to develop, manufacture and commercialize biosimilar molecules. The cost of this partnership to the Company is to be determined at a future time upon further structuring of the agreement.

On March 1, 2013 Vantage Health entered into a distribution agreement with The Himalaya Drug Company (Pty) Ltd. This agreement gives the Company the privilege of distributing herbal pharmaceuticals in South Africa. The dollar obligation of this agreement is not determinable at this time.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 10 – INCOME TAXES

For the nine months ended March 31, 2013, Vantage Health has incurred a net loss before minority interest of approximately $166,500 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $567,000 at March 31, 2013, and will expire beginning in the year 2030. The provision for Federal income tax consists of the following for the nine months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current operations	$56,610	$84,660
Less: valuation allowance	(56,610)	(84,660)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$217,430	$160,820
Valuation allowance	(217,430)	(160,820)
Net deferred tax asset	$0	$0

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 11 – SUBSEQUENT EVENTS

On April 3, 2013, Vantage Health entered into an agreement with Neuland Laboratories Limited to purchase technology to manufacture various active pharmaceutical ingredients. The future cost of this contract is not specifically identified at this time, however the contract calls for a cost of between $250,000 and $400,000 per active pharmaceutical ingredient technology purchased.

On April 17, 2013, Vantage Health entered into an agreement to either directly or indirectly lease land with the intention of building a manufacturing facility in the Coega Industrial Development Zone. The land has not been specifically identified and thus the financial obligation associated with this contract is not determinable at this time.

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

We operate primarily through our South African subsidiary, Moxisign (PTY) Ltd (“Moxisign”). Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. These include: HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical equipment. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next five years.

The following are current activities that Moxisign has been involved in:

●	Moxisign is in the final stages of entering into a contract with a health and beauty focused retail, distribution and supply group with over 590 stores across southern Africa. This contact is expected to generate approximately $1,000,000 in gross revenues. This contract is not yet finalized as the assessment of the various products is still being undertaken.

●	We have also approached a national pharmacy chain to supply them with over-the-counter treatments and medications. A formal purchase order has yet to be signed as we are compiling the necessary paperwork to file at the Medicine Control Council. Supply is not expected to begin until the MCC (Medicine Control Council) has finished the approval process for each drug dossier.

●	We have also secured the rights for distribution of a unique range of European Cosmetics and signed a 12 month agreement on November 1, 2012 for this range. This agreement contains minimum purchase requirements, the dollar value of which is currently not determinable.

On March 1, 2013, Vantage Health entered into a distribution agreement with The Himalaya Drug Company (Pty) Ltd. This agreement gives us the privilege of distributing herbal pharmaceuticals in South Africa. The dollar obligation of this agreement is not determinable at this time.

We are in the process of forming a Special Purpose Vehicle to build and operate an API pharmaceutical manufacturing facility. The pharmaceutical partnerships established have agreed to provide Vantage with the requisite technology and skills training to establish the plant. At present, we are conducting feasibility assessment towards the building of the API plant within South Africa.

On April 17, 2013, we entered into an agreement to either directly or indirectly lease land with the intention of building the manufacturing facility in the Coega Industrial Development Zone. The land has not been specifically identified and thus the financial obligation associated with this contract is not determinable at this time.

The manufacturing sector has been targeted by the South African government and is identified as a key pillar in the recent State of the nation address and in the 2010-2013 Industrial Policy Action Plan II and there are, at present, a number of taxation and financial incentives, including grants from the state available to encourage a vibrant manufacturing sector.

On January 30, 2013, Vantage entered into an agreement with a US biopharmaceutical company with the intent of forming a future partnership with that company in order to develop, manufacture and commercialize biosimilar molecules. The cost of this partnership to us is to be determined at a future time upon further structuring of the agreement.

On April 3, 2013, Vantage entered into an agreement with Neuland Laboratories Limited to purchase technology to manufacture various active pharmaceutical ingredients. The future cost of this contract is not specifically identified at this time. However, the contract calls for a cost of between $250,000 and $400,000 per active pharmaceutical ingredient technology purchased.

Results of operations for the three and nine months ended March 31, 2013 and 2012 and for the period from April 21, 2010 (date of inception) through March 31, 2013

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Below are our operating expenses for the three and nine months ended March 31, 2013 and 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Professional fees	22,764	6,495	64,706	17,216
Office expenses	6,804	54,535	53,535	175,414
Officer/Director Compensation	0	0	0	3,500
Stock Based Compensation	0	0	0	0
Consulting	6,119	22,089	10,054	49,101
Deposit impairment	0	0	0	0
Depreciation	476	0	1,479	0
Travel and entertainment	7,873	8,785	35,728	76,801
Bank fees	71	191	949	1,323
Total	$44,107	$92,095	$166,451	$323,355

We incurred significantly less in operating expenses for the three and nine months ended March 31, 2013 as compared with the same periods in 2012, largely as a result of decreased office expenses, professional fees, travel and entertainment, and consulting expenses.

During the period from inception (April 21, 2010) to March 31, 2013 we incurred operating expenses of $860,756.

Our net loss for the three-month period ended March 31, 2013 was $26,492 compared to a net loss of $55,249 for the three months ended March 31, 2012. Our net loss for the nine-month period ended March 31, 2013 was $93,623 compared to a net loss of $181,759 for the nine months ended March 31, 2012.

During the period from inception (April 21, 2010) to March 31, 2013 our net loss was $566,909.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were $114,693 and our total liabilities were $593,088.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at March 31, 2013, our current assets were $107,642 and our current liabilities were 28,882. We had working capital of $78,760 as of March 31, 2013.

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2013, net cash flows used in operating activities were $185,120, compared to $351,973 for the nine months ended March 31, 2012 and $756,337 for the period from April 21, 2010 (Inception) to March 31, 2013. Our negative cash flow was mainly the result of our net loss and loss attributable to non-controlling interests for all periods above.

For the nine month period ended March 31, 2013, net cash flows used by investing activities were $0, compared to $29,642 net cash flows used in investing activities for the nine months ended March 31, 2012 and $63,736 for the period from April 21, 2010 (Inception) to March 31, 2013.

Cash flows used in financing activities were $76,067 for the nine months ended March 31, 2013, as compared with $694,217 net cash flows provided by financing activities for the same period ended March 31, 2012. Our negative cash flow for the nine months ended March 31, 2013 was a result of notes payable to related parties.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	May 13, 2013

By:	/s/ Lisa Ramakrishnan
Title:	Chief Executive Officer

