Form 10-K
period 2013-06-30
Vantage Health
filed 2013-10-09
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-168930

Vantage Health

(Exact name of registrant as specified in its charter)

Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 West 55th Street, #3B New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +27 728213420

Securities registered under Section 12(b) of the Exchange Act:

None	Not applicable
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

None

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 80,125,000 shares as of September 27, 2013

PART I

Item 1. Business

Financial Issues

We were incorporated in the State of Nevada on April 21, 2010. We are a development stage company with a business plan of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders.

In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Since our inception, we have worked vigorously to find opportunities in the United States to obtain financing to implement our business plan. Our sole purpose in going public and submitting our stock for quotation on the OTCQB was the hope of accessing the American financial markets. Unfortunately and despite our best efforts, we have not been able to identify sources of financing and do not have any arrangements in place for any future financing.

We believe that one of the major obstacles in obtain financing in the American financial markets is our presence in South Africa. We operate our business through our wholly-owned South African subsidiary, Moxisign (PTY) Ltd (“Moxisign”). Because Moxisign is based in South Africa, we are subject to the financial restrictions and control of the South African Reserve Bank.

All foreign exchange in South Africa is controlled by the South African Reserve Bank (the “Reserve Bank”) more commonly known as the SARB. The local market is governed by exchange control regulations which control the flow of money out of South Africa.

South Africa’s exchange control regulations require resident companies to obtain the prior approval of the Reserve Bank to raise capital in any currency other than the Rand, and restrict the export of capital from South Africa. In particular, South African companies:

●	are generally not permitted to export capital from South Africa or to hold foreign currency without the Reserve Bank’s approval. In the case of the Reserve Bank approving the initial:

●	investment by a non-resident off-shore company in a South African company, profits from the South African company’s operations can be freely remitted to such non-resident off-shore company subject to compliance with administrative formalities in connection with such payment; or

●	loan by a non-resident off-shore company to a South African company, repayment of the loan and the payment of any interest thereon can be freely remitted to such non-resident off-shore company subject to compliance with administrative formalities in connection with such payments;

●	are generally required to repatriate to South Africa profits of foreign operations; and

●	are limited in their ability to utilize profits of one foreign business to finance operations of a different foreign business

While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the future. We believe these exchange control restrictions have hindered our financial and strategic flexibility, particularly our ability to access the American financial markets to finance our planned South African operations.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

If we are unable to find a new business pursuit and/or continue to have difficulty raising capital, we will likely be forced to either sell our South African subsidiary or file a Form 15 and cease reporting with the SEC to scale back our expenses. Our board of directors has made no decisions at the present time.

Current Business

Our mission is to contribute to the pharmaceutical value chain by producing chemical inputs for the industry. We are in the development stage, have no revenues, minimal assets and have incurred losses since inception.

We operate primarily through our South African subsidiary, Moxisign. Moxisign was formed as a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. These include: HIV/AIDS medications, and also other health related government tenders including medical equipment, TB drugs and other medical equipment. In addition, Moxisign intends to broaden its governmental and private sector customer base. This expanded reach may add to the scale and flexibility to the Moxisign business model to help us grow substantially within the next five years.

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

On January 30, 2013, Vantage entered into a non-binding agreement with a US biopharmaceutical company with the intent of forming a future partnership with that company in order to develop, manufacture and commercialize products. The cost of this partnership to us is to be determined at a future time upon further structuring of the agreement.

On April 3, 2013, Vantage entered into an agreement with Neuland Laboratories Limited to purchase technology to manufacture various active pharmaceutical ingredients. The future cost of this contract is not specifically identified at this time. However, the contract calls for a cost of between $250,000 and $400,000 per active pharmaceutical ingredient technology purchased.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our business office is located at 105 West 55th Street, # 3B, New York, NY 10019. This location is provided to us without rent.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “VNTH” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	.0105	.0018
March 31, 2013	.0056	.0011
December 31, 2012	.03	.005
September 30, 2012	.02	.01

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	.025	.0052
March 31, 2012	.054	.02
December 31, 2011	.14	.025
September 30, 2011	.43	.077

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of September 27, 2013, we had 80,125,000 shares of our common stock issued and outstanding, held by 83 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended June 30, 2013 and 2012 and Period from April 21, 2010 (Inception) to June 30, 2013

We have earned only nominal revenues from our inception to June 30, 2013.

Our operating expenses for the year ended June 30, 2013 were $213,439, compared with operating expenses of $256,299 for the year ended June 30, 2012, mainly as a result of less spent on consulting fees in 2013. Our operating expenses for the year ended June 30, 2013 mainly consisted of professional fees of $84,752, office expenses, salaries and wages of $55,625, travel and entertainment of $43,554 and consulting expenses of $9,829. Our operating expenses for the year ended June 30, 2012 mainly consisted of professional fees of $74,855, office expenses, salaries and wages of $61,967, travel and entertainment of $39,886 and consulting expenses of $72,606.

We incurred a net loss of $137,465 for the year ended June 30, 2013, compared with a net loss of $177,587 for the year ended June 30, 2012. We had a cumulative net loss of $610,753 for the period from April 21, 2010 (inception) to June 30, 2013.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $89,089, consisting of cash. We had current liabilities of $590,946 as of June 30, 2013. Accordingly, we had a working capital deficit of $501,857 as of June 30, 2013.

Operating activities used $225,202 in cash for the year ended June 30, 2013, as compared with $263,095 for the year ended June 30, 2012. Our negative operating cash flow for both periods was mainly a result of our net loss and loss attributable to non-controlling interests for both periods.

Investing activities used $0 in cash for the year ended June 30, 2013, as compared with 10,318 for the year ended June 30, 2012 as a result of cash paid for the acquisition of assets.

Financing activities for the year ended June 30, 2013 used $83,275 in cash, as compared with cash flows provided by financing activities of $481,951 for the year ended June 30, 2012. Our negative cash flow for the year ended June 30, 2013 was mainly the result of payments made on related party notes, and the positive cash flow for the year ended June 30, 2013 was the result of proceeds from the exercise of warrants and related party loans.

As of June 30, 2013, we had $89,089 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received material revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vantage Health

New York, NY

We have audited the accompanying consolidated balance sheets of Vantage Health as of June 30, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended and for the period from April 21, 2010 (date of inception) to June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Health as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years then ended and for the period from April 21, 2010 (date of inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vantage Health will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
September 26, 2013

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$89,089	$300,687
Interest receivable	-	7,219
Total Current Assets	89,089	307,906

Property and equipment, net	6,159	9,405

TOTAL ASSETS	$95,248	$317,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$35,266	$48,991
Shareholder loans	555,680	640,273

Total Liabilities	590,946	689,264

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 80,125,000 and 80,125,000 shares issued and outstanding, respectively	80,125	80,125
Additional paid-in capital	261,585	380,335
Stock subscription receivable	-	(118,750)
Non-controlling interest	(305,775)	(222,616)
Accumulated other comprehensive income (loss)	164,320	67,441
Deficit accumulated during the development stage	(695,953)	(558,488)
Total Stockholders’ Deficit	(495,698)	(371,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95,248	$317,311

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Year Ended June 30, 2013	Year Ended June 30, 2012	Period from April 21, 2010 (Inception) to June 30, 2013

REVENUES	$34	$0	$34

OPERATING EXPENSES
Professional fees	84,752	74,855	193,998
Office expenses/salaries and wages	55,625	61,967	145,726
Officer/director compensation	16,651	4,500	28,151
Stock-based compensation	0	0	32,000
Consulting	9,829	72,606	295,406
Deposit impairment	0	0	50,000
Depreciation	1,928	913	2,841
Travel and entertainment	43,554	39,886	154,898
Bank fees	1,100	1,572	4,726
TOTAL OPERATING EXPENSES	213,439	256,299	907,746

LOSS FROM OPERATIONS	(213,405)	(256,299)	(907,712)

OTHER INCOME (EXPENSE)
Interest income	11,875	7,219	19,163
Bad debt – interest	(19,094)	0	(19,094)
TOTAL OTHER INCOME (EXPENSE)	(7,219)	7,219	69

LOSS BEFORE NON-CONTROLLING INTEREST	(220,624)	(249,080)	(907,643)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	83,159	80,378	305,775

LOSS BEFORE PROVISION FOR INCOME TAXES	(137,465)	(168,702)	(601,868)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS CONTINUING OPERATIONS	(137,465)	(168,702)	(601,868)

LOSS ON DISCONTINUED OPERATIONS	0	8,885	8,885

NET LOSS	$(137,465)	$(177,587)	$(610,753)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	80,125,000	79,224,795

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Year Ended June 30, 2013	Year Ended June 30, 2012	Period from April 21, 2010 (Inception) to June 30, 2013

Net Loss	$(137,465)	$(177,587)	$(610,753)

Foreign Currency Translation:
Change in cumulative translation adjustment	96,879	77,926	164,320
Income tax benefit (expense)	0	0	0
Total	$96,879	$77,926	$164,320

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Common Stock		Additional Paid	Stock Subscription	Non-Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0	$0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	-	(85,200)	(85,200)
Net loss for the year ended June 30, 2010	-	-	-	-	(637)	6,010	(6,627)	(1,254)

Balance, June 30, 2010	74,150,000	74,150	15,560	0	(637)	6,010	(91,827)	3,256

Debt forgiven shareholder	-	-	50,000	-	-	-	-	50,000

Shares issued for services	100,000	100	31,900	-			-	32,000

Net loss for the year ended June 30, 2011	-	-	-	-	(141,601)	(16,495)	(289,074)	(447,170)
Balance, June 30, 2011	74,250,000	74,250	97,460	0	(142,238)	(10,485)	(380,901)	(361,914)

Warrants exercised for cash or notes at $0.05 per share	5,775,000	5,775	282,975	(118,750)	-	-	-	170,000

Stock issued for issuance costs	100,000	100	(100)					0

Net loss for the year ended June 30, 2012	-	-	-	-	(80,378)	77,926	(177,587)	(180,039)
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)

Write-off of stock subscription receivable	-	-	(118,750)	118,750	-	-	-	0

Net loss for the period ended June 30, 2013	-	-	-	-	(83,159)	96,879	(137,465)	(123,745)
Balance, June 30, 2013	80,125,000	$80,125	$261,585	$0	$(305,775)	$164,320	$(695,953)	$(495,698)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Year Ended June 30, 2013	Year Ended June 30, 2012	Period from April 21, 2010 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(137,465)	$(177,587)	$(610,753)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Stock-based compensation	0	0	32,000
Deposit impairment	0	0	50,000
Depreciation	1,928	913	2,841
Loss attributable to non-controlling interest	(83,159)	(80,378)	(305,775)
Bad debt expense	19,094	0	19,094
Changes in assets and liabilities:
(Increase) in interest receivable	(11,875)	(7,219)	(19,094)
Increase (decrease) in accounts payable and accrued expenses	(13,725)	1,176	35,266
Net Cash Used by Operating Activities	(225,202)	(263,095)	(796,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of assets	0	(10,318)	(10,318)
Cash paid for deposit	0	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	0	(10,318)	(63,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Proceeds from exercise of stock warrants	0	170,000	170,000
Proceeds from notes payable – related parties	16,725	311,951	628,941
Payments on notes payable – related parties	(100,000)	0	(103,500)
Net Cash Provided by (Used by) Financing Activities	(83,275)	481,951	785,151

Effect of exchange rate changes on cash	96,879	77,926	164,320

NET INCREASE (DECREASE) IN CASH	(211,598)	286,464	89,089
Cash, beginning of period	300,687	14,223	0
Cash, end of period	$89,089	$300,687	$89,089

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$118,750	$118,750
Stock issued for equity issuance costs	$0	$5,000	$5,000
Write-off of stock subscription receivable	$(118,750)	$0	$(118,750)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a June 30 year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and 2012, the Company had $89,089 and $300,687 of cash, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated, when placed in service, using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from two to seven years for furniture, equipment and automobiles. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, interest receivable, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following as of June 30, 2013 and 2012:

	2013	2012
Vehicles	$10,318	$10,318
Less adjustment for currency translation	(1,318)	-
Less accumulated depreciation	(2,841)	(913)
Property and equipment, net	$6,159	$9,405

During the period ended June 30, 2013 and 2012, the Company recorded no provisions for the impairment of assets. Depreciation expense was $1,928 and $913 for the years ended June 30, 2013 and 2012, respectively.

NOTE 3 – SHAREHOLDER LOANS

During the period ended June 30, 2010, the Company received loans from two shareholders for $100,699, $30,000 and $3,500. The loans are non-interest bearing, unsecured and are due on July 13, 2013.

During the year ended June 30, 2011, the $3,500 loan was repaid in full.

An additional $247,623 was loaned from a shareholder during the year ended June 30, 2011.

During the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital.

An additional $311,951 was loaned from a shareholder during the year ended June 30, 2012.

During the year ended June 30, 2013, the Company received loans totaling $16,725 from a shareholder and repaid $100,000 of the outstanding shareholder loans.

The total amount due to the shareholders was $555,680 and $640,273 as of June 30, 2013 and 2012, respectively.

NOTE 4 – COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock.

During the period ended June 30, 2010, the Company issued 74,150,000 shares of common stock ranging from $0.001 to $0.003 per share. Vantage received total proceeds of $89,710.

During the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital.

On June 30, 2011, a director of the company was issued 100,000 shares of restricted common stock valued at $32,000 for services rendered.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4 – COMMON STOCK (CONTINUED)

During the year ended June 30, 2012, warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750, subscriptions receivable were collected in the amount of $170,000.

During the year ended June 30, 2012, 100,000 shares of common stock were issued for issuance costs.

At June 30, 2013, it was determined that the outstanding stock subscription receivable was uncollectable and the amount was written off. The Company plans to pursue the balance through all possible means however chances of collectability are unknown.

There were 80,125,000 shares issued and outstanding as of June 30, 2013 and 2012.

NOTE 5 – STOCK WARRANTS

The Company issued 7,859,375 stock warrants in connection with the issuance of common stock. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in ASC 815-40. The Company has estimated the fair value of the warrants issued in connection with the private placement at $13 as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $3.00 and will expire 36 months from the effective date of the S-1. The Company has the right to call the common stock purchase warrants within ten days written notice if the Company’s common stock is trading at or above $3.00 per share and has average daily trading volume of 200,000 shares of twenty consecutive days. No adjustment was made to the financial statements due to materiality.

On August 4, 2011 the exercise price for all the outstanding warrants was revised from $3.00 to $0.05 per share. The warrants were revalued on that date at $1,611,135. The stock and warrants were originally sold for total value of $13,541. As the value of the warrants cannot exceed the total value of the equity sale, no further adjustments are necessary.

During the quarter ended September 30, 2011 warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750. There are 2,084,375 stock warrants remaining as of June 30, 2013. The remaining warrants will expire on January 28, 2014.

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

	Modification	Original
Stock price	$0.25	$0.00275
Exercise price	$0.05	$3.00
Expected volatility	86%	105%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.27%	0.84%
Expected term (in years)	1.92	3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 9 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred losses since inception, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 10 – INCOME TAXES

For the year ended June 30, 2013, Vantage Health has incurred a net loss before minority interest of approximately $220,624 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward from continuing operations is approximately $907,643 at June 30, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the years ended June 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$75,012	$84,660
Less: valuation allowance	(75,012)	(84,660)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$308,598	$233,586
Valuation allowance	(308,598)	(233,586)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $907,643 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

The company has loans from shareholders with a total balance of $555,680 at June 30, 2013. The loans were due on July 13, 2013. Presently, the Company is in default on the loans as it has neither paid the note nor negotiated an extension of the note.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2013.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On August 15, 2013, Michael Bagg resigned as a member of our board of directors. There was no known disagreement with Mr. Bagg on any matter relating to our operations, policies or practices.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current directors and executive officers, their ages as of June 30, 2013 and their present positions.

Name	Age	Position Held with the Company
Lisa Ramakrishnan	42	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Lowell Feuer	57	Secretary and Director
Scott Joseph Senyetse Senwelo	40	Director
Peter Tshazibane	47	Director
Gertrude Mothibe	60	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Lisa Ramakrishnan, since April 21, 2010, Ms. Ramakrishnan has been our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and a member of our board of directors. Lisa has not been a member of the board of directors of any corporations during the last five years. She intends to devote approximately 50% of her business time to our affairs. From October 2008 to May 2009, she was a Consultant Radiologist at Imaging Partners Online in the United Kingdom. From January 2007 to March 2008, she was a Consultant at Radiologist Fremantle Hospital. From January 2001 - January 2007 she was involved in the WA Radiology registrar training program at Sir Charles Gairdner Hospital.

Lowell Feuer, on August 28, 2012, Mr. Feur was appointed as our Secretary and director. Mr. Feur graduated from the University of Pennsylvania in 1977 with a Political Science, Classics and Philosophy degree. He is fluent in English and French. From 2003 to the present he was the founder and still is the Chief Executive Officer of KlikVU Inc. and also been a Managing Member of LF Advisors, LLC since 2010. Over the course of Mr. Feuer’s career, he held many management level positions in the financial industry and continues to prove his success through his current ventures.

Scott Joseph Senyetse Senwelo, graduated from the University of Botswana in 1995 with a Bachelor of Science degree. He pursued his Pharmacy Degree from the University of London and has continued academic development over the years where he most recently earned a MSc in Strategic Management from Derbyshire Business School in January 2013. He is fluent in English and Setswana. From 2008 to 2010 he was the General Manger for Medswana Ltd. and in 2010 he was promoted to the role of International Business Development Manager until 2012. From January 2012 to the present he has been a Claims Manager for Associated Fund Administrators. Over the course of Mr. Senwelo’s career, he has served as a board member and manager, has proved himself to be a natural leader, has been actively involved in various capacities and holds a wide range of valuable knowledge and insight within the healthcare industry. We believe his well rounded experience in the healthcare and pharmaceutical industry will benefit us in the role as a member of our board of directors.

Peter Tshazibane, graduated from the Cape Peninsular University of Technology in 1988 in South Africa. He received the National Diploma of Analytical Chemistry. He has extensive experience in Project Management in the field of Pharmaceutical Manufacturing and previously worked at Labat Africa Ltd. and Adcock Ingram as an Analytical Chemist. We believe the extensive project management and chemical expertise will benefit us in the role of member of our board of directors.

Gertrude Mothibe, graduated with a Degree in Pharmacy in 1978 from Sunderland, England. She received her Masters Degree in Drug Regulation and Control from Bradford University, England in 1996 and followed up with a post graduate Diploma in Industrial Pharmacy, Regulation and Drug Discovery in 2010 from Moshi, Tanzania. Since October 2008 she has been a Lecturer at the National University of Lesotho, teaching Pharmaceutics and Pharmaceutical Microbiology. Mrs. Mothibe is also currently serving on the board of the Southern African Generic Medicines Association and is Chairperson of its Capacity Building Committee. She has experience in medicine manufacturing and distribution, management, lecturing and consultancy, lecturing in Pharmacy Practice, Pharmaceutics, Pharmaceutical Chemistry and Pharmaceutical Microbiology at tertiary level. She has served on councils, worked in hospitals, acted as a consultant and managed medicine distribution. She has proven herself in the pharmaceutical industry and her passion in the industry will benefit us in the role as a member of our board of directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Lisa Ramakrishnan.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Lisa Ramakrishnan, at the address appearing on the first page of this annual report.

Code of Ethics

June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Ramakrishnan, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Lowell Feuer Secretary and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

We agreed to compensate Lowell Feuer with 50,000 shares of our common stock. The stock has not been issued as of the date of this Annual Report.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lisa Ramakrishnan	-	-	-	-	-	-	-	-	-
Lowell Feuer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of June 30, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Bagg	14,000		0	0	0	0	0	14,000
Peter Tshazibane	13,000	(1)	0	0	0	0	0	13,000

(1) Amounts were earned in his capacity as an employee during June 30, 2013, and not as a director

We have recently added a number of board members and have agreed to compensation them with 50,000 shares of our common stock. The stock has not been issued as of the date of this Annual Report.

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of September 27, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 80,125,000 Shares of Common Stock issued and outstanding as of September 27, 2013.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Lisa Ramakrishnan 105 West 55th Street, #3B New York, NY 10019	Common Stock	59,900,000 Shares(1)	74%
DIRECTORS AND OFFICERS – TOTAL		59,900,000 Shares	74%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

(1) Shares held by Bay View TCE Incorporated, in which Mr. Ramakrishnan is the beneficial owner.

We know of no person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last completed fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

We have loans from our officer and director, Lisa Ramakrishnan, with a total balance of $555,680 as of June 30, 2013. The loans are non-interest bearing, unsecured and were due on July 13, 2013. Presently, we are in default on the loans as we have neither paid the notes nor negotiated an extension of the notes.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and reviews of our quarterly Forms 10-Q for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$17,400	$0	$0	$0
2012	$17,800	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

1 Incorporated by reference to the Registration Statement on Form S-1 filed on August 19, 2010.

* Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annualy Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Health

By:	/s/ Lisa Ramakrishnan
Lisa Ramakrishnan
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

October 9, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Vantage Health

By:	/s/ Lisa Ramakrishnan
Lisa Ramakrishnan
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

October 9, 2013

By:	/s/ Lowell Feuer
Lowell Feuer
Director

October 9, 2013

By:	/s/ Scott Joseph Senyetse Senwelo
Scott Joseph Senyetse Senwelo Director

October 9, 2013

By:	/s/ Peter Tshazibane
Peter Tshazibane
Director

October 9, 2013

By:	/s/ Gertrude Mothibe
Gertrude Mothibe
Director

October 9, 2013

