Form 10-Q
period 2013-09-30
Vantage Health
filed 2013-10-30
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,125,000 as of September 30, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013;
F-2	Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and period from April 21, 2010 (Inception) to September 30, 2013;
F-3	Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012 and the period from April 21, 2010 (Inception) to September 30, 2013;
F-4	Consolidated Statements of Stockholders’ Deficit for the period from April 21, 2010 (Inception) to September 30, 2013;
F-5	Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and period from April 21, 2010 (Inception) to September 30, 2013;
F-6	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2013 AND JUNE 30, 2013

	September 30, 2013	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$4,017	$89,089

Total Current Assets	4,017	89,089

Property and equipment, net	5,605	6,159

TOTAL ASSETS	$9,622	$95,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$20,560	$35,266
Shareholder loans	499,256	555,680

Total Liabilities	519,816	590,946

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 80,125,000 and 80,125,000 shares issued and outstanding, respectively	80,125	80,125
Additional paid-in capital	261,585	261,585
Non-controlling interest	(314,320)	(305,775)
Accumulated other comprehensive income (loss)	176,620	164,320
Deficit accumulated during the development stage	(714,204)	(695,953)
Total Stockholders’ Deficit	(510,194)	(495,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,622	$95,248

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Period from April 21, 2010 (Inception) to September 30, 2013

REVENUES	$0	$19	$34

OPERATING EXPENSES
Professional fees	7,236	31,468	201,234
Office expenses/salaries and wages	7,923	19,059	153,649
Officer/director compensation	0	0	28,151
Stock-based compensation	0	0	32,000
Consulting	5,057	4,035	300,463
Deposit impairment	0	0	50,000
Depreciation	425	514	3,266
Travel and entertainment	6,003	10,952	160,901
Bank fees	152	402	4,878
TOTAL OPERATING EXPENSES	26,796	66,430	934,542

LOSS FROM OPERATIONS	(26,796)	(66,411)	(934,508)

OTHER INCOME (EXPENSE)
Interest income	0	0	19,163
Bad debt – interest	0	0	(19,094)
TOTAL OTHER INCOME (EXPENSE)	0	0	69

LOSS BEFORE NON-CONTROLLING INTEREST	(26,796)	(66,411)	(934,439)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,545	32,078	314,320

LOSS BEFORE PROVISION FOR INCOME TAXES	(18,251)	(34,333)	(620,119)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS CONTINUING OPERATIONS	(18,251)	(34,333)	(620,119)

LOSS ON DISCONTINUED OPERATIONS	0	0	8,885

NET LOSS	$(18,251)	$(34,333)	$(629,004)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	80,125,000	80,125,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Period from April 21, 2010 (Inception) to September 30, 2013

Net Loss	$(18,251)	$(34,333)	$(629,004)

Foreign Currency Translation:
Change in cumulative translation adjustment	12,300	2,442	176,620
Income tax benefit (expense)	0	0	0
Total	$12,300	$2,442	$176,620

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Common Stock		Additional Paid	Stock Subscription	Non-Controlling	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Stage	Total
Inception, April 21, 2010	0	$0	$0	$0	$0	$0	$0	$0

Shares issued to founder for cash	60,000,000	60,000	-	-	-	-	-	60,000

Shares issued for cash at $0.0015 per share	3,712,500	3,713	1,856	-	-	-	-	5,569

Shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	-	-	-	10,000

Shares issued for cash at $0.0025 per share	3,700,000	3,700	5,550	-	-	-	-	9,250

Shares issued for cash at $0.00275 per share	1,287,500	1,287	2,254	-	-	-	-	3,541

Shares issued for cash at $0.003 per share	450,000	450	900	-	-	-	-	1,350

Deemed dividend created by acquisition of 51% of entity under common control	-	-	-	-	-	-	(85,200)	(85,200)
Net loss for the year ended June 30, 2010	-	-	-	-	(637)	6,010	(6,627)	(1,254)
Balance, June 30, 2010	74,150,000	74,150	15,560	0	(637)	6,010	(91,827)	3,256

Debt forgiven shareholder	-	-	50,000	-	-	-	-	50,000

Shares issued for services	100,000	100	31,900	-			-	32,000

Net loss for the year ended June 30, 2011	-	-	-	-	(141,601)	(16,495)	(289,074)	(447,170)
Balance, June 30, 2011	74,250,000	74,250	97,460	0	(142,238)	(10,485)	(380,901)	(361,914)

Warrants exercised for cash or notes at $0.05 per share	5,775,000	5,775	282,975	(118,750)	-	-	-	170,000

Stock issued for issuance costs	100,000	100	(100)					0

Net loss for the year ended June 30, 2012	-	-	-	-	(80,378)	77,926	(177,587)	(180,039)
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)

Write-off of stock subscription receivable	-	-	(118,750)	118,750	-	-	-	0

Net loss for the period ended June 30, 2013	-	-	-	-	(83,159)	96,879	(137,465)	(123,745)
Balance, June 30, 2013	80,125,000	$80,125	$261,585	$0	$(305,775)	$164,320	$(695,953)	$(495,698)

Net loss September 30, 2013	-	-	-	-	(8,545)	12,300	(18,251)	(14,496)
	80,125,000	$80,125	$261,585	$0	$(314,320)	$176,620	$(714,204)	$(510,194)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Period from April 21, 2010 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,251)	$(34,333)	$(629,004)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Stock-based compensation	0	0	32,000
Deposit impairment	0	0	50,000
Depreciation	425	514	3,266
Loss attributable to non-controlling interest	(8,545)	(32,078)	(314,320)
Bad debt expense	0	0	19,094
Changes in assets and liabilities:
(Increase) in interest receivable	0	0	(19,094)
Increase (decrease) in accounts payable and accrued expenses	(14,706)	(17,215)	20,560
Net Cash Used by Operating Activities	(41,077)	(83,112)	(796,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of assets	0	36	(10,318)
Cash paid for deposit	0	0	(50,000)
Cash paid for acquisition of 51% interest in Moxisign	0	0	(3,643)
Net Cash Used by Investing Activities	0	36	(63,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	89,710
Proceeds from exercise of stock warrants	0	0	170,000
Proceeds from notes payable – related parties	3,576	0	632,517
Payments on notes payable – related parties	(60,000)	(3,402)	(163,500)
Net Cash Provided by (Used by) Financing Activities	(56,424)	(3,402)	728,727

Effect of exchange rate changes on cash	12,429	2,442	176,749

NET INCREASE (DECREASE) IN CASH	(85,072)	(84,036)	4,017
Cash, beginning of period	89,089	300,687	0
Cash, end of period	$4,017	$216,651	$4,017

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition of subsidiary	$0	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$0	$118,750
Stock issued for equity issuance costs	$0	$0	$5,000
Write-off of stock subscription receivable	$0	$0	$(118,750)

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2013 and June 30, 2013, the Company had $4,017 and $89,089 of cash, respectively.

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

SEPTEMBER 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Vehicles	$10,318	$10,318
Less adjustment for currency translation	(1,447)	(1,318)
Less accumulated depreciation	(3,266)	(2,841)
Property and equipment, net	$5,605	$6,159

During the period ended September 30, 2013 and June 30, 2013, the Company recorded no provisions for the impairment of assets. Depreciation expense was $425 and $1,928 for the periods ended September 30, 2013 and June 30, 2013, respectively.

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

The total amount due to the shareholders was $499,256 and $555,680 as of September 30, 2013 and June 30, 2013, respectively.

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

SEPTEMBER 30, 2013

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

There were 80,125,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013.

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

SEPTEMBER 30, 2013

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 – INCOME TAXES

For the three months ended September 30, 2013, Vantage Health has incurred a net loss before minority interest of approximately $26,800 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward from continuing operations is approximately $934,000 at September 30, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the three month period ended September 30, 2013 and the year ended June 30, 2013:

	September 30, 2013	June 30, 2013
Federal income tax benefit attributable to:
Current operations	$9,112	$75,012
Less: valuation allowance	(9,112)	(75,012)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$317,560	$308,598
Valuation allowance	(317,560)	(308,598)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $934,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

On October 5th, 2013, Bayview Terrace Limited, the majority shareholder of Vantage Health entered into negotiations with an unrelated party in the healthcare field, the purpose of which would cause a change of control within Vantage Health. No binding document has been entered into as of this time, however negotiations are expected to result in a binding agreement in the near term.

On October 9, 2013, Vantage Health executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $590,946. The assets of Moxisign are valued at approximately $95,248. As a result of this transaction, Vantage Health is no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. This line of business was sold under the Agreement. Vantage Health is currently evaluating alternative business opportunities.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

We were incorporated in the State of Nevada on April 21, 2010. We were a development stage company with a business plan of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders.

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

We believe that one of the major obstacles in obtaining financing in the American financial markets is our presence in South Africa. We operated our business through our majority-owned South African subsidiary, Moxisign (PTY) Ltd (“Moxisign”). Because Moxisign is based in South Africa, we are subject to the financial restrictions and control of the government of South Africa and the South African Reserve Bank. While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the future. We believe these exchange control restrictions have hindered our financial and strategic flexibility, particularly our ability to access the American financial markets to finance our planned South African operations.

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

On October 9, 2013, we executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations (“Agreement”) for the sale of our 51% interest in Moxisign with Lisa Ramakrishnan, an officer, director and shareholder of our company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $590,946 at our year end. The assets of Moxisign are valued at approximately $95,248, also at year end.

As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. This line of business was sold under the Agreement. We are currently evaluating alternative business opportunities.

4

Results of operations for the three months ended September 30, 2013 and 2012 and for the period from April 21, 2010 (date of inception) through September 30, 2013

We have earned only nominal revenues from our inception to September 30, 2013. We do not expect to generate revenues until we are able to locate and implement a viable business opportunity.

Our operating expenses for the three months ended September 30, 2013 were $26,796, compared with operating expenses of $66,430 for the three months ended September 30, 2012. Our operating expenses for the three months ended September 30, 2013 mainly consisted of professional fees of $7,236, office expenses, salaries and wages of $7,923, travel and entertainment of $6,003 and consulting expenses of $5,057. Our operating expenses for the three months ended September 30, 2012 mainly consisted of professional fees of $31,468, office expenses, salaries and wages of $19,059, travel and entertainment of $10,952 and consulting expenses of $4,035.

Our operation expenses from inception to September 30, 2013 amounted to $934,542.

We incurred a net loss of $18,251 for the three months ended September 30, 2013, compared with a net loss of $34,333 for the three months ended September 30, 2012. We had a cumulative net loss of $629,004 for the period from April 21, 2010 (inception) to September 30, 2013.

We have not attained profitable operations and are dependent upon locating, financing and implementing a viable business opportunity to stay in business. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $4,017, consisting of cash. We had current liabilities of $519,816 as of September 30, 2013. Accordingly, we had a working capital deficit of $515,799 as of June 30, 2013.

Operating activities used $41,077 in cash for the three months ended September 30, 2013, as compared with $83,112 for the three months ended September 30, 2012. Our negative operating cash flow for both periods was mainly a result of our net loss along with our loss attributable to non-controlling interests.

Investing activities used $0 in cash for the three months ended September 30, 2013, as compared with $36 for the three months ended September 30, 2012 as a result of cash paid for the acquisition of assets.

Financing activities for the three months ended September 30, 2013 used $56,424 in cash, as compared with cash flows used by financing activities of $3,402 for the three months ended September 30, 2012. Our negative cash flow for the three months ended September 30, 2013 and 2012 was mainly the result of payments made on related party notes.

Our success beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

5

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date: October 30, 2013

By:	/s/ Lisa Ramakrishnan
Name:	Lisa Ramakrishnan
Title:	Chief Executive Officer

8