Form 10-Q
period 2013-12-31
Vantage Health
filed 2014-02-19
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-168930

Vantage Health

(Exact name of registrant as specified in its charter)

Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 Warren St. Suite 200 Redwood City, CA 94063
(Address of principal executive offices)

(650) 503-3570
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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 149,800,000 as of January 31, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2013 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2013 and 2012 and period from April 21, 2010 (Inception) to December 31, 2013 (unaudited);
F-3	Statements of Other Comprehensive Income (Loss) for the three and six months ended December 31, 2013 and 2012 and the period from April 21, 2010 (Inception) to December 31, 2013;
F-4	Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and period from April 21, 2010 (Inception) to December 31, 2013;
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (Unaudited)

AS OF DECEMBER 31, 2013 AND JUNE 30, 2013

	December 31, 2013	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$300,000	$—
Prepaid expenses	100,000	—

Total Current Assets	400,000	—

Property and equipment, net	—	—
Assets of discontinued operations	—	95,248

TOTAL ASSETS	$400,000	$95,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,500	$29,606
Shareholder loans	—	237,754
Liabilities of discontinued operations	—	323,586

Total Liabilities	2,500	590,946

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 250,000,000 shares authorized, 135,025,000 and 80,125,000 shares issued and outstanding, respectively	135,025	80,125
Additional paid-in capital	4,787,485	261,585
Deferred stock-based compensation	(3,494,453)	—
Non-controlling interest	—	(305,775)
Accumulated other comprehensive income (loss)	—	164,320
Deficit accumulated during the development stage	(1,030,557)	(695,953)
Total Stockholders’ Equity (Deficit)	397,500	(495,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$400,000	$95,248

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from April 21, 2010 (Inception) to December 31, 2013
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	2,500	5,237	6,219	5,506	111,421
Office expenses/salaries and wages	1,296	3,437	1,927	4,056	25,048
Officer/director compensation	—	—	—	—	11,500
Stock-based compensation	43,546	—	43,546	—	75,546
Consulting	—	—	5,000	—	26,052
Deposit impairment	—	—	—	—	50,000
Depreciation	—	—	—	—	—
Travel and entertainment	—	—	—	—	26,650
Bank fees	—	—	—	—	2,287
TOTAL OPERATING EXPENSES	47,342	8,674	56,692	9,562	328,504

LOSS FROM CONTINUING OPERATIONS	(47,342)	(8,674)	(56,692)	(9,562)	(328,504)

OTHER INCOME (EXPENSE)
Interest income	—	—	—	—	19,163
Bad debt – interest	—	—	—	—	(19,094)
TOTAL OTHER EXPENSE	—	—	—	—	69

NET LOSS FROM CONTINUING OPERATIONS	(47,342)	(8,674)	(56,692)	(9,562)	(328,435)

LOSS FROM DISCONTINUED OPERATIONS	(269,011)	(24,122)	(277,912)	(57,568)	(616,922)

LOSS BEFORE PROVISION FOR INCOME TAXES	(316,353)	(32,796)	(334,604)	(67,130)	(945,357)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(316,353)	$(32,796)	$(334,604)	$(67,130)	$(945,357)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	117,122,826	80,125,000	98,623,913	80,125,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2013	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from April 21, 2010 (Inception) to December 31, 2013
Net Loss	$(316,353)	$(32,796)	$(334,604)	$(67,130)	$(945,357)

Foreign Currency Translation:
Change in cumulative translation adjustment	(5,491)	9,366	6,809	11,808	169,811
Change in cumulative translation adjustment from discontinued operations	5,491	(9,366)	(6,809)	(11,808)	(169,811)
Income tax benefit (expense)	—	—	—	—	—
Total	$—	$—	$—	$—	$—

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO JUNE 30, 2013

	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from April 21, 2010 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss for the period	$(56,692)	$(9,562)	$(328,435)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities of Continuing Operations:
Stock-based compensation	43,546	—	75,546
Deposit impairment	—	—	50,000
Bad debt expense	—	—	19,094
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,500	(24,397)	2,500
Net Cash Used by Operating Activities of Continuing Operations	(10,646)	(33,959)	(181,295)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from sales of common stock	—	0	89,710
Proceeds from additional investor paid in capital	301,296		301,296
Proceeds from exercise of stock warrants	—	0	170,000
Proceeds from notes payable – related parties	—	0	—
Payments on notes payable – related parties	—	(97,951)	—
Net Cash Provided by (Used by) Financing Activities of Continuing Operations	301,296	(97,951)	561,006

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	(8,902)	(97,223)	(347,911)
Cash flows from investing activities of discontinued operations	—	225	(10,318)
Cash flows from financing activities of discontinued operations	18,252	33,950	278,518
Net Cash (Used by) Provided by Discontinued Operations	9,350	(63,048)	(79,711)

NET INCREASE (DECREASE) IN CASH	300,000	(194,958)	300,000
Cash, beginning of period	—	300,687	0
Cash, end of period	$300,000	$105,729	$300,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition/disposition of subsidiary	$317,693	$0	$85,200
Exercise of stock warrants for stock subscription receivable	$0	$0	$118,750
Stock issued for equity issuance costs	$0	$0	$5,000
Stock issued for discontinued operations	$269,010	$0	$269,010
Write-off of stock subscription receivable	$0	$0	$(118,750)
Common stock warrants issued for deferred stock-based compensation	$3,494,453	$0	$3,494,453

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Vantage Health (“Vantage Health” and the “Company”) is a development stage company and was incorporated in Nevada on April 21, 2010.

On October 9, 2013, Vantage Health executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd (“Moxisign”) with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $575,971. The assets and beneficial equity relief of Moxisign are valued at approximately $154,316. As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders.  This line of business was sold under the Agreement. We are currently evaluating alternative business opportunities.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended June 30, 2013. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013 and June 30, 2013, the Company had $300,000 and $0 of cash from continuing operations, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

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

NOTE 2 – PREPAID EXPENSES

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 - SHAREHOLDER LOANS

During the period ended June 30, 2010, the Company received loans from two shareholders for $100,699, $30,000. The loans were non-interest bearing, unsecured and were due on July 13, 2013.

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

On October 9, 2013 the Company entered into an agreement whereby the originator of the shareholder loans agreed to forgive the existing loan balance in exchange for all the assets and liabilities of the Company as of October 9, 2013. Therefore, the balance of the loan was reduced to $0 as of that date.

The total amount due to the shareholders was $0 and $237,754 as of December 31, 2013 and June 30, 2013, respectively.

NOTE 4 – COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock.

During the period ended June 30, 2010, the Company issued 74,150,000 shares of common stock ranging from $0.001 to $0.003 per share. Vantage received total proceeds of $89,710. Also, during the year ended June 30, 2011, a shareholder forgave loans totaling $50,000 which have been recorded as contributed capital. Finally, on June 30, 2011, a director of the company was issued 100,000 shares of restricted common stock valued at $32,000 for services rendered.

During the year ended June 30, 2012, warrants were exercised for 5,775,000 common shares of stock, for $20,000 in cash and notes receivable totaling $268,750, subscriptions receivable were collected in the amount of $170,000. Also during the year ended June 30, 2012, 100,000 shares of common stock were issued for issuance costs.

At June 30, 2013, it was determined that the outstanding stock subscription receivable was uncollectable and the amount was written off. The Company plans to pursue the balance through all possible means however chances of collectability are unknown.

During the period ended December 31, 2013, 54,900,000 shares of common stock were issued for services rendered in connection with discontinued operations. This stock issuance was initiated by the former management of the Company. The stock was valued at the market value on the grant date for a total of $269,010.

There were 135,025,000 and 80,125,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013 respectively.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On December 16, 2013, the Board of Directors of the Company approved the election of William S. Rees, Jr. to serve as a member of the Board effective December 16, 2014. Mr. Rees has not yet been appointed to serve on any committee of the Board. There are no arrangements or understandings between Mr. Rees and any other person pursuant to which Mr. Rees was appointed as a director. The Company entered into an agreement with Mr. Rees pursuant to which it agreed to issue to him, in consideration of his services, a warrant to purchase up to 2,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $0.05 per share. As of December 31, 2013 the stock-based compensation expense related to this issuance was $2,915 and the deferred stock-based compensation was $96,848.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – STOCK WARRANTS (CONTINUED)

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for their past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 25,000,000 shares of the Company’s common stock, par value $.01 per share, for a period of seven years at an exercise price of $0.049 per share. The exercise price was calculated based on the prior ten days average closing price per share. The holder may not exercise the Warrant such that the number of shares of common stock beneficially owned by the holder and its affiliates exceeds 4.9% of the total outstanding shares of common stock of the Company. The exercise price and number of Warrant Shares are subject to adjustment upon the subdivision or combination of the Company’s common stock. Further, upon the consolidation, merger or sale of the Company, the holder is entitled to receive, at the Company’s discretion, either (a) if the Warrant is exercised, the consideration payable with respect to or in exchange for those Warrant Shares that would have been received if no consolidation, merger or sale had taken place or (b) cash equal to the value of the Warrant as determined in accordance with the Black-Scholes option pricing formula. As of December 31, 2013 the stock-based compensation expense related to this issuance was $16,408 and the deferred stock-based compensation was $2,977,999.

On November 27, 2013, the Company issued 3,875,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to $0.05. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance. As of December 31, 2013 the stock-based compensation expense related to this issuance was $6,549 and the deferred stock-based compensation was $198,355.

On December 10, 2013, the Company issued 5,000,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance. As of December 31, 2013 the stock-based compensation expense related to this issuance was $17,674 and the deferred stock-based compensation was $221,251.

NOTE 6 – DISCONTINUED OPERATIONS

On October 9, 2013, Vantage Health executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd (“Moxisign”) with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $575,971. The assets and beneficial equity relief of Moxisign are valued at approximately $154,316. As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders.  This line of business was sold under the Agreement. We are currently evaluating alternative business opportunities.

The gain on the disposal of the subsidiary is included as additional paid in capital for the period.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 – COMMITMENTS

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 have been paid in advance by Nanobeak and will not be charged to Vantage Health, with the next Vantage Health payment due in 2015.

NOTE 8 – LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – INCOME TAXES

For the six months ended December 31, 2013, Vantage Health has incurred a net loss from continuing operations of approximately $56,692 and thus has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward from continuing operations is approximately $328,435 at December 31, 2013, and will expire beginning in the year 2030.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the six months ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Continuing operations	$19,275	$3,251
Less: valuation allowance	(19,275)	(3,251)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$111,668	$92,393
Valuation allowance	(111,668)	(92,393)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards from continuing operations of approximately $328,435 for Federal income tax reporting purposes are subject to annual limitations. Use of the net operating loss carry forwards is limited due to a change in control.

NOTE 10 – SUBSEQUENT EVENTS

Effective January 1, 2014, Dr. Ramakrishnan resigned as a director of the Company.

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 of $100,000 have been paid in advance by Nanobeak and will not be charged to Vantage Health, with the next Vantage Health payment due in 2015.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

We were incorporated in the State of Nevada on April 21, 2010. We were a development stage company with a business plan of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders. On October 9, 2013, however, we sold our subsidiary and accompanying assets associated with the pharmaceutical business and, since then, we have been evaluating alternative business opportunities.

On November 7, 2013, Nanobeak, Inc., a California corporation (“Nanobeak”) acquired a majority interest in our company through the stock purchase of a controlling interest in our company from Bayview Terrace Limited.

On January 1, 2014, our new majority shareholder, Nanobeak, entered into a License Agreement (the “License Agreement”) with the National Aeronautics and Space Administration (“NASA”) pursuant to which Nanobeak was granted a royalty-bearing, non-transferable license (the “License”) to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories.

The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to Nanobeak. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. Under the License, Nanobeak is required to develop and commercialize the licensed patents..

On January 1, 2014, Nanobeak sublicensed the License to us, which was approved by NASA. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We have agreed to indemnify NASA against all liabilities arising from such use, sale or other disposition.

We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 have been paid in advance by Nanobeak, with the next payment due in 2015.

As a result of the License Agreement, we are now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing residing within a small device attached to a smartphone. With our foundations in advanced nanotechnology, our first product, the Vantage Health Sensor, is the convergence of nano-electronics, bio-informatics, and wireless technology to create the next generation mobile health application. Still under development, the first mobile application is expected to be for lung cancer screening with additional mobile healthcare applications in the planning stages. The company has offices in Redwood City, CA and New York.

4

Results of operations for the three and six months ended December 31, 2013 and 2012 and for the period from April 21, 2010 (date of inception) through December 31, 2013

We have earned only nominal revenues from our inception to December 31, 2013. We do not expect to generate revenues until we are able to locate and implement a viable business opportunity.

Our operating expenses from continuing operations for the three months ended December 31, 2013 were $47,342, compared with operating expenses from continuing operations of $8,674 for the three months ended December 31, 2012. Our operating expenses from continuing operations for the three months ended December 31, 2013 consisted of professional fees of $2,500, stock-based compensation of $43,546, and office expenses, salaries and wages of $1,296. Our operating expenses from continuing operations for the three months ended December 31, 2012 consisted of professional fees of $5,237 and office expenses, salaries and wages of $3,437.

Our operating expenses from continuing operations for the six months ended December 31, 2013 were $56,692, compared with operating expenses from continuing operations of $9,562 for the six months ended December 31, 2012. Our operating expenses from continuing operations for the six months ended December 31, 2013 consisted of professional fees of $6,219, stock-based compensation of $43,546, office expenses, salaries and wages of $1,927, and consulting expenses of $5,000. Our operating expenses from continuing operations for the six months ended December 31, 2012 mainly consisted of professional fees of $5,506 and office expenses, salaries and wages of $4,056.

Our operating expenses from continuing operations from inception to December 31, 2013 amounted to $328,504.

We incurred a net loss of $316,353 for the three months ended December 31, 2013, which included a net loss from continuing operations of $47,342 and loss from discontinued operations of $269,011, compared with a net loss of $32,796 for the three months ended December 31, 2012, which included a net loss from continuing operations of $8,674 and loss from discontinued operations of $24,122. We incurred a net loss of $334,604, which included a net loss from continuing operations of $56,692 and loss from discontinued operations of $277,912, for the six months ended December 31, 2013, compared with a net loss of $67,130 for the six months ended December 31, 2012, which included a net loss from continuing operations of $9,562 and loss from discontinued operations of $57,568. We had a cumulative net loss of $945,357 for the period from April 21, 2010 (inception) to December 31, 2013.

We have not attained profitable operations and are dependent upon locating, financing and implementing a viable business opportunity to stay in business. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $400,000, consisting of cash of $300,000 and prepaid expenses of $100,000. We had current liabilities of $2,500 as of December 31, 2013. Accordingly, we had working capital of $397,500 as of December 31, 2013.

Operating activities from continuing operations used $10,646 in cash for the six months ended December 31, 2013. Our negative operating cash flow was a result of our net loss, offset by stock based compensation of $43,546 and an increase in accounts payable and accrued expenses of $2,500.

Financing activities from continuing operations for the six months ended December 31, 2013 provided $301,296 in cash from an investor who made a capital contribution.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

5

Going Concern

We have incurred losses from inception and have not yet received material revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Aside from that provided below, there have been no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On December 16, 2013, we entered into an agreement with our director, William S. Rees, pursuant to which we agreed to issue to him, in consideration of his services, a warrant to purchase up to 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.05 per share.

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for its past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 25,000,000 shares of our common stock for a period of seven years at an exercise price of $0.049 per share.

On November 27, 2013, we issued warrants to purchase 3,875,000 shares of our common stock as stock based compensation for a three year period, at an exercise price of $0.05per share. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance.

On December 10, 2013, we issued warrants to purchase 5,000,000 shares of our common stock as stock based compensation for a three year period, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	License Agreement*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	February 19, 2014

By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Title:	Chief Executive Officer

8