Form 10-Q
period 2014-03-31
Vantage Health
filed 2014-05-15
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55155

Vantage Health

(Exact name of registrant as specified in its charter)

Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 Warren St. Suite 200 Redwood City, CA 94063
(Address of principal executive offices)

(650) 503-3570
(Registrant’s telephone number)
_________________________________________________________________
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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 158,550,000 as of March 31, 2014.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2014 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2014 and 2013 and period from April 21, 2010 (Inception) to March 31, 2014 (unaudited);
F-3	Statements of Other Comprehensive Income (Loss) for the three and nine months ended March 31, 2014 and 2013 and the period from April 21, 2010 (Inception) to March 31, 2014 (unaudited);
F-4	Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and period from April 21, 2010 (Inception) to March 31, 2014 (unaudited);
F-5	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$60,000	$—
Prepaid expenses	155,950	—
Total Current Assets	215,950	—
Securities held for sale	40,000	—
Assets of discontinued operation	—	95,248
TOTAL ASSETS	$255,950	$95,248
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$548	$29,606
Convertible debt	100,000	—
Shareholder loans	—	237,754
Liabilities of discontinued operations	—	323,586
Total Liabilities	100,548	590,946
Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 250,000,000 shares authorized, 158,550,000 and 80,125,000 shares issued and outstanding, respectively	158,550	80,125
Additional paid-in capital	2,063,616	261,585
Accumulated other comprehensive income (loss)	—	164,320
Deficit accumulated during the development stage	(2,066,764)	(695,953)
Total Vantage Health equity	155,402	(189,923)
Non-controlling interest	—	(305,775)
Total Stockholders’ Equity (Deficit)	155,402	(495,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$255,950	$95,248

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2014

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from April 21, 2010 (Inception) to March 31, 2014
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	74,089	6,425	80,308	11,931	185,511
Office expenses/salaries and wages	72,960	1,700	74,806	5,516	98,007
Officer/director compensation	—	—	—	—	11,500
Compensation - other	442,253	—	485,799	—	517,799
Consulting	228,090	—	233,090	—	254,141
Deposit impairment	—	—	—	—	50,000
Other consulting fees	163,977	—	163,977	—	163,977
Travel and entertainment	34,291	—	34,291	—	60,941
Bank fees	—	36	81	333	2,287
TOTAL OPERATING EXPENSES	1,015,660	8,161	1,072,352	17,780	1,344,163
LOSS FROM CONTINUING OPERATIONS	(1,015,660)	(8,161)	(1,072,352)	(17,780)	(1,344,163)
OTHER INCOME (EXPENSE)
Interest income (expense)	(548)	—	(548)	—	18,615
Bad debt – interest	—	—	—	—	(19,094)
Unrealized loss in investment	(20,000)	—	(20,000)	—	(20,000)
TOTAL OTHER EXPENSE	(20,548)	—	(20,548)	—	(20,479)
NET LOSS FROM CONTINUING OPERATION	(1,036,208)	(8,161)	(1,092,900)	(17,780)	(1,364,642)
LOSS FROM DISCONTINUED OPERATIONS	—	(18,331)	(277,912)	(75,843)	(616,922)
NET LOSS	$(1,036,208)	$(26,492)	$(1,370,812)	$(93,623)	$(1,981,564)
CONTINUING OPERATIONS: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
DISCONTINUED OPERATIONS: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	117,609,444	80,125,000	117,580,474	80,125,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2014

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from April 21, 2010 (Inception) to March 31, 2014
Net Loss	$(1,036,208)	$(26,492)	$(1,370,812)	$(93,623)	$(1,981,564)
Foreign Currency Translation:
Change in cumulative translation adjustment	—	—	6,809	—	169,811
Change in cumulative translation adjustment from discontinued operations	—	48,240	(6,809)	60,048	(169,811)
Total	$—	$48,240	$—	$60,048	$—

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM APRIL 21, 2010 (INCEPTION) TO MARCH 31, 2013

	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from April 21, 2010 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss for the period	$(1,092,900)	$(17,780)	$(1,364,642)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities of Continuing Operations:
Stock-based compensation	485,799	—	517,799
Deposit impairment	—	—	50,000
Bad debt expense	—	—	19,094
Unrealized loss on investment	20,000	—	20,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(55,950)	—	(55,950)
Increase (decrease) in accounts payable and accrued expenses	548	(23,287)	548
Net Cash Used by Operating Activities of Continuing Operations	(642,503)	(41,067)	(813,151)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from sales of common stock	140,000	—	229,710
Proceeds from additional investor paid in capital	253,154	—	253,154
Proceeds from exercise of stock warrants	200,000	—	370,000
Proceeds from notes payable	100,000	—	100,000
Payments on notes payable – related parties	—	(97,951)	—
Net Cash Provided by (Used by) Financing Activities of Continuing Operations	693,154	(97,951)	952,864
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	(8,903)	(83,130)	(347,913)
Cash flows from investing activities of discontinued operations	—	—	(10,318)
Cash flows from financing activities of discontinued operations	18,252	21,884	278,518
Net Cash (Used by) Provided by Discontinued Operations	9,349	(61,246)	(79,713)
NET INCREASE (DECREASE) IN CASH	60,000	(200,264)	60,000
Cash, beginning of period	—	300,687	0
Cash, end of period	$60,000	$100,423	$60,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividend related to acquisition/disposition of subsidiary	$—	$—	$85,200
Exercise of stock warrants for stock subscription receivable	$—	$—	$118,750
Stock issued for equity issuance costs	$—	$—	$5,000
Write-off of stock subscription receivable	$—	$—	$(118,750)
Stock issued for available for sale of securities	$60,000	$—	$60,000
Contribution to capital by payment of prepaid royalty	$100,000	$—	$100,000

See accompanying notes to financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

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

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 the Company had $60,000 of cash, and June 30, 2013, the Company had $85,730  of cash related to discontinued operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Investment Securities

Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management has determined the appropriate classification at the time of purchase to be available-for-sale. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in stock is carried at cost. The Company has no trading account investment securities. The fair values of the Company’s investment securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs.

The Company evaluates all the securities in its investment securities portfolio on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating for possible impairment, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the investment security and it is more likely than not that the Company will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the investment security or it is more likely than not the Company will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income [loss] in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, management may dispose of an impaired investment security in response to asset/liability management decisions, market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Management evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities. Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment securities must assess whether the impairment is other-than-temporary.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

NOTE 2 – PREPAID EXPENSES

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid.

In addition, the Company has prepaid rent through December 2014, with a remaining prepaid balance of $55,950 as of March 31, 2014.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of common stock of a publicly traded company. See note 6 for more details. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through March 31, 2014 the securities were reduced in value from $60,000 to $40,000 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2010, the Company received loans from two shareholders for $100,699, $30,000. The loans were non-interest bearing, unsecured and are due on July 13, 2013.

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

The total amount due to the shareholders was $0 and $237,754 as of March 31, 2014 and June 30, 2013, respectively.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine months ended March 31, 2014, the Company received the rights to Vantage Health Sensor’s nanotechnology that has been internally developed by a related and controlling party. The Company has issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology. In accordance with generally accepted accounting principles, the Company recognizes no book value for internally generated technology acquired from a controlling entity. Therefore, the entire $630,000 was absorbed as a reduction in the stock valuation passing through additional paid in capital.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On March 7, 2014, the Company issued a convertible promissory note in the amount of $100,000 . The note is due on March 10, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58%  multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended March 31, 2014, the Company has not converted any portion of this note into shares of common stock.

NOTE 6 – COMMON STOCK

The Company has 250,000,000 shares of $0.001 par value common stock authorized.

During the period ended December 31, 2013, 54,900,000 shares of common stock were issued for services rendered in connection with discontinued operations. This stock issuance was initiated by the former management of the Company. The stock was valued at the market value on the grant date for a total of $269,010 .

During the nine months ending March 31, 2014, the Company issued 7,650,000 shares of common stock for current and future consulting services. The value of the shares at the dates of issuance was $625,750, and is being amortized over the life of each contract to a stock based compensation expense. As of March 31, 2014 the stock-based compensation expense related to this issuance was $151,457 and the deferred stock-based compensation was $474,293 .

During the nine months ending March 31, 2014, the Company issued 7,875,000 shares of common stock with a market value of $630,000 for rights to internally generated technology from a controlling party. Subsequently, the Company has valued the technology at $0 and recorded the adjustment to additional paid in capital.

During the nine months ending March 31, 2014, the Company received donated capital from a controlling party of $253,154.

During the nine months ending March 31, 2014, the Company issued 4,000,000 shares of common stock for cash of $140,000  and an investment in securities with a market value at the trade date of $60,000 . The Company also issued 4,000,000 shares of common stock to satisfy exercised warrants for cash of $200,000.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 6 – COMMON STOCK (CONTINUED)

There were 158,550,000 and 80,125,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013 respectively.

NOTE 7 – STOCK WARRANTS

On December 16, 2013, the Board of Directors of the Company approved the election of William S. Rees, Jr. to serve as a member of the Board effective December 16, 2014. Mr. Rees has not yet been appointed to serve on any committee of the Board. There are no arrangements or understandings between Mr. Rees and any other person pursuant to which Mr. Rees was appointed as a director. The Company entered into an agreement with Mr. Rees pursuant to which it agreed to issue to him, in consideration of his services, a warrant to purchase up to 2,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $0.05 per share. As of March 31, 2014 the stock-based compensation expense related to this issuance was $11,115 and the deferred stock-based compensation was $88,649.

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for their past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 25,000,000 shares of the Company’s common stock, par value $.01 per share, for a period of seven years at an exercise price of $0.049 per share. The exercise price was calculated based on the prior ten days average closing price per share. The holder may not exercise the Warrant such that the number of shares of common stock beneficially owned by the holder and its affiliates exceeds 4.9% of the total outstanding shares of common stock of the Company. The exercise price and number of Warrant Shares are subject to adjustment upon the subdivision or combination of the Company’s common stock. Further, upon the consolidation, merger or sale of the Company, the holder is entitled to receive, at the Company’s discretion, either (a) if the Warrant is exercised, the consideration payable with respect to or in exchange for those Warrant Shares that would have been received if no consolidation, merger or sale had taken place or (b) cash equal to the value of the Warrant as determined in accordance with the Black-Scholes option pricing formula. As of March 31, 2014 the stock-based compensation expense related to this issuance was $262,525 and the deferred stock-based compensation was $2,731,883 .

On November 27, 2013, the Company issued 3,875,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to $0.05. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance. As of March 31, 2014 the stock-based compensation expense related to this issuance was $23,391 and the deferred stock-based compensation was $181,513 .

On December 10, 2013, the Company issued 5,000,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance. As of March 31, 2014 the stock-based compensation expense related to this issuance was $37,311 and the deferred stock-based compensation was $201,613 .

On January 10, 2014 the Company granted stock warrants for 4,000,000 shares of common stock to an investor at no cost to the investor. These options had an expiration date of January 10, 2021, however, they were fully exercised on January 10, 2014 for $20,000 cash.

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 8 – DISCONTINUED OPERATIONS

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

The gain of $421,655, on the disposal of the subsidiary is included as additional paid in capital for the period.

NOTE 9 – COMMITMENTS

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 have been paid in advance by a related party and will not be charged to Vantage Health, with the next Vantage Health payment due in 2015.

NOTE 10 – LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception, and has not yet received any revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

VANTAGE HEALTH

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

On April 18, 2014, the Company issued a convertible promissory note entitling them to draw up to the amount of $720,000. As of the date of these financial statements, the Company has only drawn $100,000 against this note. The note is due on July 18, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of a 50% discount of the lowest reported sale price of the common stock for the 20 trading business days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. As of the date of these financial statements the Company has not converted any portion of this note into shares of common stock.

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

The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to Nanobeak. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. Under the License, Nanobeak is required to develop and commercialize the licensed patents. NASA provided no warranties under the License Agreement and assumed no responsibility for our use, sale or other disposition of the licensed technology. We have agreed to indemnify NASA against all liabilities arising from such use, sale or other disposition.

Pursuant to Section 3.1.1 of the License Agreement, Nanobeak is permitted to sublicense its rights under the License Agreement to Vantage Health. Effective as of February 20, 2014, Nanobeak has sublicensed such rights to Vantage Health as set forth in a Sublicense Agreement.

The Sublicense Agreement grants patent rights to Vantage Health on the same terms as such rights have been granted to Nanobeak under the License Agreement; provided, however, that the field of use for the patent rights granted to Vantage Health is limited to disease detection.

Vantage must pay to Nanobeak certain royalties in connection with the Sublicense Agreement, which royalties are equivalent to those owed by Nanobeak to NASA pursuant to the License Agreement. Vantage must further comply with other obligations of Nanobeak under the License Agreement as though Vantage were a party thereto, including achievement of practical application of the patent rights and certain reporting obligations.

The Sublicense Agreement will terminate upon the earlier of (i) termination of the License Agreement or (ii) termination by either party to the Sublicense Agreement as set forth therein.

As a result of the License Agreement and Sublicense Agreement, we are now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing residing within a small device attached to a smartphone. With our foundations in advanced nanotechnology, our first product, the Vantage Health Sensor, is the convergence of nano-electronics, bio-informatics, and wireless technology to create the next generation mobile health application. Still under development, the first mobile application is expected to be for lung cancer screening with additional mobile healthcare applications in the planning stages. The company has offices in Redwood City, CA and New York.

4

Results of operations for the three and nine months ended March 31, 2014 and 2013 and for the period from April 21, 2010 (date of inception) through March 31, 2014

We have earned no revenues from our inception to March 31, 2014. We do not expect to generate revenues until we are able to locate and implement a viable business opportunity.

Our operating expenses from continuing operations for the three months ended March 31, 2014 were $1,015,660, compared with operating expenses from continuing operations of $8,161 for the three months ended March 31, 2013. Our operating expenses from continuing operations for the three months ended March 31, 2014 consisted of stock-based compensation of $442,253, consulting fees of $392,067, professional fees of $74,089, office expenses, salaries and wages of $72,960 and travel and entertainment expenses of $34,291. Our operating expenses from continuing operations for the three months ended March 31, 2013 consisted of professional fees of $6,425, office expenses, salaries and wages of $1,700 and bank fees of $36.

Our operating expenses from continuing operations for the nine months ended March 31, 2014 were $1,072,352, compared with operating expenses from continuing operations of $17,780 for the nine months ended March 31, 2013. Our operating expenses from continuing operations for the nine months ended March 31, 2014 consisted of stock-based compensation of $485,799, consulting fees of $397,067, professional fees of $80,308, office expenses, salaries and wages of $74,806 and travel and entertainment expenses of $34,291. Our operating expenses from continuing operations for the nine months ended March 31, 2013 mainly consisted of professional fees of $11,931 and office expenses, salaries and wages of $5,516 and bank fees of $333.

Our operating expenses from continuing operations from inception to March 31, 2014 amounted to $1,344,163.

We incurred a net loss of $1,016,208 for the three months ended March 31, 2014, compared with a net loss of $26,492 for the three months ended March 31, 2013, which included a net loss from continuing operations of $8,161 and loss from discontinued operations of $18,331. We incurred a net loss of $1,350,812, which included a net loss from continuing operations of $1,072,900 and loss from discontinued operations of $277,912, for the nine months ended March 31, 2014, compared with a net loss of $93,623 for the nine months ended March 31, 2013, which included a net loss from continuing operations of $17,780 and loss from discontinued operations of $75,843. We had a cumulative net loss of $1,961,564 for the period from April 21, 2010 (inception) to March 31, 2014.

We have not attained profitable operations and are dependent upon locating, financing and implementing a viable business opportunity to stay in business. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $215,950, consisting of cash of $60,000 and prepaid expenses of $155,950. We had current liabilities of $100,548 as of March 31, 2014. Accordingly, we had working capital of $115,402 as of March 31, 2014.

Operating activities from continuing operations used $642,503 in cash for the nine months ended March 31, 2014. Our negative operating cash flow was a primary result of our net loss of $1,072,900, offset mainly by stock based compensation of $485,799.

Financing activities from continuing operations for the nine months ended March 31, 2014 provided $693,154 as a result of the sale of our common stock, the exercise of stock warrants and the sale of a convertible promissory note.

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

5

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have have incurred losses since inception, and have not yet received material revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ending March 31, 2014, we issued 7,650,000 shares of common stock for current and future consulting services.

During the nine months ending March 31, 2014, we issued 7,875,000 shares of common stock with a market value of $630,000 for rights to internally generated technology from a controlling party.

During the nine months ending March 31, 2014, we received donated capital from a controlling party of $253,154.

During the nine months ending March 31, 2014, we issued 4,000,000 shares of common stock for cash of $140,000 and an investment in securities with a market value at the trade date of $60,000. The Company also recognized a discount on the stock issuance of $80,000. The Company also issued 4,000,000 shares of common stock to satisfy exercised warrants for cash of $200,000.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	License Agreement*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date:	May 15, 2014

By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Title:	Chief Executive Officer

8