Form 10-K
period 2014-06-30
Vantage Health
filed 2014-10-14
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55155

Vantage Health
(Exact name of registrant as specified in its charter)
Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 Warren Street, Suite 200 Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (917) 745-7202

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,408,546

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 192,009,927 as of October 14, 2014.

PART I

Item 1. Business

We were incorporated in the State of Nevada on April 21, 2010. We have a business plan of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders. On October 9, 2013, however, we sold our subsidiary and accompanying assets associated with the pharmaceutical business and, since then, we have been evaluating alternative business opportunities.

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

The sensor will collect a breath signature based upon chemical sensing technology residing in a small Bluetooth-enabled breathalyzer device that attaches to any smartphone. The sensor devices will ultimately be sold through a distributor to healthcare professionals, who will then download screening applications and pay a monthly subscription fee. Subsequently the company plans to sell direct to consumers in conjunction with a major pharmacy platform.

Vantage holds a sub-license to this technology which its parent company negotiated and executed. This sub-license includes a five-year, exclusive renewable worldwide license agreement with NASA to commercialize mobile healthcare products derived from the NASA patented chemical sensing technology in certain fields of use. The sensor technology was awarded the US Government NASA Invention of the year for 2012.

We have entered into a Strategic Partnership with Scripps Translational Sciences Institute (STSI) to assist in the development, advancement, and commercialization of the mobile technology. Scripps will also provide the testing, evaluation, and detection of certain combinations of Volatile Organic Compounds (VOCs) known as the breath signature and will assist in managing our clinical trials in partnership with several other research hospitals in the United States. These clinical trials will support the 510K that will be submitted to the FDA. It is expected that the contemplated clinical trials will take approximately four months with another four months expected for the 510K process within the FDA.

Regulatory Approval

Our products and research and development activities are regulated by numerous governmental authorities, principally the U.S Food and Drug Administration, or FDA, and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us is subject to continuing regulation by the FDA. The Food, Drug and Cosmetics Act, or FDC Act, and other federal and state laws and regulations govern the clinical testing, design, manufacture, use and promotion of medical devices, such as our chemical sensor technology.

In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA’s good manufacturing practices, and quality system regulations. Class II devices are subject to general as well as special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices. All of our currently available products are classified as Class II devices.

In the US, our products will require the filing and approval of Form 510K with the FDA. This filing provides evidence for substantial equivalence of the medical device with a previously approved device manufactured by another firm. We plan to conduct clinical trials and then submit the Form 510K. Also, we must contract with a manufacturer that is a capable Class II Medical Device manufacturer and will pass GMP inspections by the agency. Such inspections require compliance with cGMP (current good manufacturing) guidelines that stipulate control of traceable manufacturing procedures, including independence of manufacturing and quality control as well as several other provisions. We intend to begin searching for a manufacturer in January next year with excess capacity in California to comply with all regulations necessary to reach this standard.

Competition

Disease Screening

Following years of research, a number companies are now in prototype phase with devices that can test the chemical compounds in a person’s breath and identify the early stages of disease. Entry to this market is expected to continue and sharply rise as more prototypes emerge and begin to gain market entry with commercialized products. While companies in development tend to be small and privately owned, there has been entry by larger publicly owned companies that have greater financial reserves, distribution channels and more experience in commercialization. Acquisitions and collaborations by and companies seeking a competitive advantage also affect the competitive environment. This is a global market and we are seeing the emergence of companies bringing competitive solutions from different parts of the world. So far, we do not have a completed product or an established customer base and we expect to encounter competition as we enter the market.

To management's knowledge, technology similar to our technology is currently in development by other potential competitors. Management believes that our product will be sufficiently distinguishable from these products in terms of price and platforms of use such as any smartphone or tablet. The sensor and the app will need FDA approval when used for disease screening and there is no assurance at this time that the FDA will approve our technology.

Many competitors in the breath analysis space are focused on everything from bad breath and alcohol screening to finding volatile organic compounds in the human breath that can screen a disease state at an early stage. Some of the companies focused on disease screening have been born from years of research testing the various volatile organic compounds in a human breath exhalation that combine to identify a specific disease. Larger competitors are traditional medical device manufacturers that have disease detection products in production. Some of these products use blood and others use heat and other technologies.

New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our technology.

We intend to compete by offering products that have enhanced value, ease of use, simple functionality, compatibility with various platforms, reliability, attractive price and high in quality. Management also believes our intellectual property provides an advantage over current competitors however we cannot be sure that there is not intellectual property that is more advanced than ours. Although management believes that our products will be well received because of their innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours.

We also plan to develop the wholesale and distribution channels necessary to make our product available to the healthcare providers of our technology. We believe that our product’s future capability as both a point of care and a personalized device focused on early disease screening and monitoring will make it attractive to customers in the managed care space. Health plans, whose charge is to financially manage the relationship between available benefits and those that execute on the health and wellness of the patient population, will appreciate some of the more flexible features our product intends to incorporate.

The end users of the sensor and mobile app will initially be health care providers such as medical doctors, nurse practitioners and physician assistants. After commercialization for a year or more we plan to ask the FDA for approval to market our device to the consumer as well as healthcare providers. We have no assurance that the FDA will approve the sensor for consumer use.

Narcotics Screening

There are currently a variety of breathalyzer smartphone apps which essentially focus on alcohol detection. Our plan is to develop an app that can be used with any smartphone or tablet that will distinguish between alcohol and narcotics and screen for a variety of narcotics both legal and illicit.

Making up the narcotic detection space are both domestic and international organizations that range from small, privately held companies to larger companies that include an array of diagnostic narcotics solutions. Fewer are those companies focusing on mobile narcotics detection with devices currently obtainable. Company scale and size of each competitor appears to be mirrored in the range of price points available.

Although this market is more developed than disease detection, the space is dominated by a few key players making the possibility for new entrants feasible. Because toxicology screens are the most common type of narcotics testing products on the market, we believe that advanced technology that both detects and monitors discrete drug levels in an individual’s system through exhalation will cause this market to expand. The consumer market for mobile applications which provide detection and ongoing monitoring capabilities is anticipated to be significant.

So far, we do not have a completed product or an established customer base and we expect to encounter a high degree of competition as we enter the market. Management believes that our product will be sufficiently distinguishable from these products in terms of price, functionality, ease of use and dependability.

New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in this market space.

We intend to compete by offering products that have enhanced value, ease of use, simple functionality, compatibility with various platforms, reliability, attractive price and high in quality. Management also believes our intellectual property provides an advantage over current competitors however we cannot be sure that there is not intellectual property that is more advanced than ours. Although management believes that our products will be well received because of their innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors with greater resources than ours

Customers for our product will include the different areas of law enforcement as well as the different areas of professional and amateur sports. Corporations are also a target area for the narcotics screening technology.

Employees

As of the date of this filing we have 12 full time employees and consultants, several of which are shared with NASA. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

Item 2. Properties

Our business office is located at 401 Warren Street, Suite 200, Redwood City, CA 94063. We have prepaid rent through December 2014, with a remaining prepaid balance of $37,300 as of June 30, 2014.

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

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	.0105	.0018
March 31, 2013	.0056	.0011
December 31, 2012	.03	.005
September 30, 2012	.02	.01

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	.272	.06
March 31, 2014	.1401	.0603
December 31, 2013	.055	.0023
September 30, 2013	.0086	.003

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of October 14, 2014, we had 192,009,927  shares of our common stock issued and outstanding, held by 68 shareholders of record.

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

Recent Sales of Unregistered Securities

On October 31, 2013, we issued an aggregate 54,900,000 of shares of restricted common stock to employees of our company as compensation for services rendered to us up to October 31, 2013 for discontinued operations.

During the year ending June 30, 2014, the Company issued 9,150,000 shares of common stock (exclusive of the 54,900,000 shares issued in connection with discontinued operations as disclosed in the paragraph above) for current and future consulting services.

During the year ending June 30, 2014, we received the rights to Vantage Health Sensor’s nanotechnology that has been internally developed by Nanobeak, Inc. We issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology. In addition, the Company issued 9,030,000 common shares for the conversion of the Parent Company common shares and issued 4,999,998 common stock warrants, exercisable at $0.10 per share and expires in 7 year from the date of issuance.

During the year ending June 30, 2014, the Company issued 24,739,555 shares of common stock for cash net of cash proceeds of $1,956,500. In connection with the sales, the Company paid stock issuance costs of $43,500 and issued an aggregate of 604, 166 common stock as payment for stock issuance costs. In addition, the Company issued 1,000,000 common shares fair valued at $0.11 per shares and recorded as finder’s fees.

During the year ended June 30, 2014, the Company issued 2,000,000 shares of common stock with a fair value of $290,000 for the exchange of an investment in securities with a market value at the trade date of $60,000 (see footnote 3). The Company recorded a loss for the exchange of common stock of $230,000 for the difference in fair value of the marketable security and the fair value of the Company’s common stock issued

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for their past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 25,000,000 shares of our common stock, par value $.01 per share, for a period of seven years at an exercise price of $0.049 per share. The exercise price was calculated based on the prior ten days average closing price per share.

We entered into an agreement with Mr. Rees pursuant to which we agreed to issue to him, in consideration of his services as a member of our board, a warrant to purchase up to 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.05 per share.

On November 27, 2013, we issued 3,875,000 warrants for our common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to $0.05. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance.

On December 10, 2013, we issued 5,000,000 warrants for our common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance.

On January 10, 2014 we granted stock warrants for 4,000,000 shares of common stock to an investor at no cost to the investor. These warrants had an expiration date of January 10, 2021, however, they were fully exercised on January 10, 2014 for $200,000 cash.

On April 17, 2014 we granted stock warrants for 1,185,192 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of April 17, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0701/share, the value of the issuance is $106,426.

On May 5, 2014 we granted stock warrants for 705,229 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of May 5, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0589/share, the value of the issuance is $63,468.

On June 11, 2014 we granted stock warrants for 553,840 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of June 11, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.1284/share, the exercise price is $0.0750/share, the value of the issuance is $71,110.

On July 15, 2014 we granted stock warrants for 291,494 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of July 15, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.2446/share, the exercise price is $0.1425/share, the value of the issuance is $71,297.

On August 25, 2014, we issued 2,586,206 common shares of stock when Nanobeak, Inc. converted their holdings into our common stock in a cashless transaction.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

Results of Operations for the Years Ended June 30, 2014 and 2013

We earned no revenues for the years ended June 30, 2014 and 2013. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses increased to $6,629,026 for the year ended June 30, 2014, as compared with operating expenses of $43,691 for the year ended June 30, 2013. Our operating expenses for the year ended June 30, 2014 mainly consisted of other compensation of $4,298,750, consulting expenses of $570,099, other consulting fees of $342,326, office expenses/ salaries and wages of $186,923, officer/director compensation of $107,057, professional fees of $176,935, royalty expense of $854,251, and travel and entertainment of $92,594. Our operating expenses for the year ended June 30, 2013 mainly consisted of professional fees of $33,162, office expenses/salaries and wages of $10,160, and bank fees of $369.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

Our other expenses increased to $1,003,966 for the year ended June 30, 2014, as compared with other expenses of $7,219 for the year ended June 30, 2013. Our increase in other expenses was mainly attributable to interest expenses of $315,036, derivative loss of $418,930, equity swap loss of $230,000, and unrealized loss on investment of $40,000 incurred in the year ended June 30, 2014, where we realized interest income of $11,875 offset by bad debt of $19,094 for the year ended June 30, 2013.

We incurred a net loss of $7,910,903 for the year ended June 30, 2014, compared with a net loss of $137,465 for the year ended June 30, 2013. Our net loss for the year ended June 30, 2014 consisted of $7,632,992 from continuing operations and $277,911 from discontinued operations. Our net loss for the year ended June 30, 2013 consisted of $50,910 from continuing operations and $86,555 from discontinued operations.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $378,332, consisting of cash and prepaid expenses. We had current liabilities of $846,295 as of June 30, 2014. Accordingly, we had negative working capital of $467,963 as of June 30, 2014.

Operating activities used $2,718,714 in cash for continuing operations for the year ended June 30, 2014, as compared with $156,850 for the year ended June 30, 2013. Our negative operating cash flow for both periods was mainly a result of our net loss for both periods.

Financing activities for the year ended June 30, 2014 provided $2,631,260 in cash for continuing operations, as compared with cash flows used by financing activities of $402,519 for the year ended June 30, 2013. Our negative cash flow for the year ended June 30, 2013 was mainly the result of payments made on related party notes, and the positive cash flow for the year ended June 30, 2014 was the result of contributed capital, proceeds from the sale of our stock and borrowings on convertible debt.

On March 7, 2014, we issued a convertible promissory note in the amount of $100,000. Soon thereafter, we fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $2,411, with an additional early payment fee of $24,846.

On April 17, 2014, we issued a convertible promissory note in the amount of $71,875. The note is due on April 16, 2015 and bears interest at 15% per annum, which we elected to prepay. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, we have not converted any portion of this note into shares of common stock.

On April 18, 2014, we issued a convertible promissory note in which we will be taking tranche payments on pre-defined dates, the total of these payments cannot exceed $650,000. There is an original discount component of 10% per tranche and an additional expense fee of $5,000. Therefore, the funds available to us will be $650,000 and the liability (net of interest) will be $750,000 when we have received all disbursements. Each tranche is accounted for separately with each principal and OID balance becoming due 18 months after receipt. Each tranche bears interest at 8% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Through June 30, 2014, we received three tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014, and $50,000 on June 11, 2014. The following details the disbursements as of July 15, 2014:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock
April 21, 2014	$110,776	$1,724	None
May 6, 2014	55,384	680	None
June 11, 2014	55,384	243	None
	$221,544	$2,647

On April 30, 2014, we issued a convertible promissory note with available funds of $250,000, however, we only received one tranche payment of $60,000 from this note, carrying a loan balance of $66,000 with principal and OID. During the year ended June 30, 2014, we fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $667.

As of June 30, 2013, we had $235,073 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have incurred losses since inception, and have not yet received any revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of June 30, 2014 and 2013
F-4	Consolidated Statements of Operations for the Years Ended June 30, 2014 and 2013
F-5	Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended June 30, 2014 and 2013
F-6	Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2014 and 2013
F-7	Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013
F-8	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vantage Health

Redwood City, California

We have audited the accompanying consolidated balance sheet of Vantage Health as of June 30, 2013, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Health as of June 30, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vantage Health will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of:

Vantage Health

Redwood City, CA

We have audited the accompanying consolidated balance sheet of Vantage Health (the Company) as of June 30, 2014 and the related consolidated statement of operations, other comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the year then ended June 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Health as of June 30, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

October 14, 2014

VANTAGE HEALTH

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$235,073	$—
Prepaid expenses and other current assets	143,259	—
Total Current Assets	378,332	—
Securities -available for sale	20,000	—
Assets of discontinued operation	—	95,248
TOTAL ASSETS	$398,332	$95,248
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$114,486	$35,266
Convertible debt	71,875	—
Shareholder loans	—	555,680
Derivative liabilities	659,934	—
Total Current Liabilities	846,295	590,946
Long-term Liabilities
Convertible debt	221,544	—
Total Liabilities	1,067,839	590,946
Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 189,423,721 and 80,125,000 shares issued and outstanding, as of June 30, 2014 and 2013 respectively	189,424	80,125
Additional paid-in capital	7,747,925	261,585
Accumulated other comprehensive income	—	164,320
Accumulated deficit	(8,606,856)	(695,953)
Total Vantage Health equity	(669,507)	(189,923)
Non-controlling interest	—	(305,775)
Total Stockholders’ Deficit	(669,507)	(495,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$398,332	$95,248

See accompanying notes to consolidated financial statements.

VANTAGE HEALTH

STATEMENTS OF CONSOLIDATED OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year ended June 30, 2014	Year ended June 30, 2013
REVENUES	$—	$—
OPERATING EXPENSES
Professional fees	176,935	33,162
Office expenses/salaries and wages	186,923	10,160
Officer/director compensation	107,057	—
Compensation - other	4,298,750	—
Consulting	570,099	—
Other consulting fees	342,326	—
Travel and entertainment	92,524	—
Bank fees	161	369
Royalty expense	854,251	—
TOTAL OPERATING EXPENSES	6,629,026	43,691
LOSS FROM CONTINUING OPERATIONS	(6,629,026)	(43,691)
OTHER INCOME (EXPENSE)
Interest income (expense)	(315,036)	11,875
Bad debt – interest	—	(19,094)
Gain(Loss) on Derivative	(418,930)	—
Gain(Loss) on equity swap	(230,000)
Unrealized loss on investment	(40,000)	—
TOTAL OTHER EXPENSE	(1,003,966)	(7,219)
NET LOSS FROM CONTINUING OPERATION	(7,632,992)	(50,910)
LOSS FROM DISCONTINUED OPERATIONS	(277,911)	(169,714)
NET LOSS	$(7,910,903)	$(220,624)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	83,159
NET LOSS VANTAGE HEALTH	$(7,910,903)	$(137,465)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS: BASIC AND DILUTED	$(0.06)	$(0.00)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS: BASIC AND DILUTED	$(0.00)	$(0.00)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.06)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSANDING: BASIC AND DILUTED	131,638,614	80,125,000

See accompanying notes to consolidated financial statements.

F-4

VANTAGE HEALTH

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year ended June 30, 2014	Year ended June 30, 2013
Net Loss	$(7,910,903)	$(137,465)
Foreign Currency Translation:
Change in cumulative translation adjustment	—	96,879
Change in cumulative translation adjustment from discontinued operations	—	(96,879)
Total	$(7,910,903)	$(137,465)

See accompanying notes to consolidated financial statements.

VANTAGE HEALTH

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Stock Subscription	Non-Controlling	Accumulated Other Comprehensive Income	Deficit
	Shares	Amount	in Capital	Receivable	Interest	(Loss)	Accumulated	Total
Balance, June 30, 2012	80,125,000	80,125	380,335	(118,750)	(222,616)	67,441	(558,488)	(371,953)
Write-off of stock subscription receivable	—	—	(118,750)	118,750	—	—	—	—
Other comprehensive income	—	—	—	—	—	96,879	—	96,879
Net loss	—	—	—	—	(83,159)	—	(137,465)	(220,624)
Balance, June 30, 2013	80,125,000	$80,125	$261,585	$—	$(305,775)	$164,320	$(695,953)	$(495,698)
Stock issued for cash, net	24,739,555	24,740	1,931,760	—	—	—	—	1,956,500
Stock issued for services	64,050,000	64,050	965,710	—	—	—	—	1,029,760
Stock issued intangible asset	16,905,000	16,905	(16,905)	—	—	—	—	—
Stock issued for securities	2,000,000	2,000	288,000	—	—	—	—	290,000
Stock issued for finder’s fees	1,604,166	1,604	(1,604)	—	—	—	—	—
Warrants issued for services	—	—	3,538,000	—	—	—	—	3,538,000
Spin-off of subsidiary	—	—	372,494	—	305,775	—	—	678,269
Contributed capital	—	—	408,885	—	—	—	—	408,885
Other comprehensive income	—	—	—	—	—	(164,320)	—	(164,320)
Net income (loss)	—	—	—	—	—	—	(7,910,903)	(7,910,903)
Balance, June 30, 2014	189,423,721	$189,424	$7,747,925	$—	$—	$—	$(8,606,856)	$(669,507)

See accompanying notes to consolidated financial statements.

VANTAGE HEALTH

STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year ended June 30, 2014	Year ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss	$(7,910,903)	$(137,465)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities of Continuing Operations:
Stock issued for compensation and services	760,750	—
Amortization of debt discount	27,544	—
Warrants issued related to debt interest	241,004	—
Unrealized loss on investment	40,000	—
Loss on equity swap	230,000	—
Warrants issued for services	3,538,000	—
Gain on derivative liabilities	418,930	—
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(143,259)	—
Increase (decrease) in accounts payable and accrued expenses	79,220	(19,385)
Net Cash Used by Operating Activities of Continuing Operations	(2,718,714)	(156,850)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from sales of common stock, net	1,956,500	—
Contributed capital	408,885	—
Payments on convertible debt	(166,000)	—
Borrowings on convertible debt	431,875	—
Payments on notes payable – related parties	—	(402,519)
Net Cash Provided by (Used by) Financing Activities of Continuing Operations	2,631,260	(402,519)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	947,279	125,184
Cash flows from investing activities of discontinued operations	6,159	—
Cash flows from financing activities of discontinued operations	(555,680)	337,306
Net Cash (Used by) Provided by Discontinued Operations	397,758	462,490
Foreign Exchange	(164,320)	96,879
NET INCREASE (DECREASE) IN CASH	145,984	—
Cash, beginning of period	89,089	—
Cash, end of period	$235,073	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock issued to acquire available for sale securities	$60,000	$—
Shares issued for intangible asset	$16,905	$—
Write-off of stock subscription receivable	$—	$(118,750)
Shares issued for finder’s fees	$1,604	$—
Debt discount	$27,544	$—

See accompanying notes to consolidated financial statements.

VANTAGE HEALTH

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Vantage Health (“Vantage Health” and the “Company”) was incorporated in Nevada on April 21, 2010.

On October 9, 2013, Vantage Health executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd (“Moxisign”) with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $575,971. The assets and beneficial equity relief of Moxisign are valued at approximately $203,477. As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders.  This line of business was sold under the Agreement. We are currently evaluating alternative business opportunities.

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

Cash and Cash Equivalents

Vantage Health considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2014 the Company had $235,073 of cash, and June 30, 2013, the Company had $89,089 of cash related to discontinued operations.

Development Stage Company

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

VANTAGE HEALTH

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments, continued

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1		Level 2	Level 3	Total
Assets
Securities -available for sale	$20,000	$		$—	$20,000
Liabilities
Derivative Financial Instruments	$—		$—	$659,934	$659,934

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

VANTAGE HEALTH

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Because the Company has no net income, the tax benefit of the accumulated net loss has been fully offset by an equal valuation allowance.

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

VANTAGE HEALTH

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

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

VANTAGE HEALTH

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3 – PREPAID EXPENSES

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. In addition, the Company has prepaid rent through December 2014, with a remaining prepaid balance of $37,300 as of June 30, 2014, and prepaid interest on a short-term loan of $5,959 as of June 30, 2014.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. (See Note 6 for more details) The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through June 30, 2014 the securities were reduced in value from $60,000 to $20,000 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2013, the Company received loans totaling $16,725 from a shareholder and repaid $100,000 of the outstanding shareholder loans. On October 9, 2013 the Company entered into an agreement whereby the originator of the shareholder loans agreed to forgive the existing loan balance in exchange for all the assets and liabilities of the Company as of October 9, 2013. Therefore, the balance of the loan was reduced to $0 as of that date. The total amount due to the shareholders was $0 and $555,680 as of June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, the Company received the rights to Vantage Health Sensor’s nanotechnology that has been internally developed by a related and controlling party. The Company has issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology. In accordance with generally accepted accounting principles, the Company recognizes no book value for internally generated technology acquired from a controlling entity. Therefore, the entire $630,000 was absorbed as a reduction in the stock valuation passing through additional paid in capital. . In addition, the Company issued 9,030,000 common shares for the conversion of the Parent Company common shares and issued 4,999,998 common stock warrants, exercisable at $0.10 per share and expires in 7 year from the date of issuance (see footnote 7). The fair value of the common shares is $868,800 and the fair value of the warrants is $85,053. The fair value of the common shares and stock warrants is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

On March 7, 2014, the Company issued a convertible promissory note in the amount of $100,000. The note is due on March 10, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Before the loan became convertible and prior to June 30, 2014, the Company fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $2,411, with an additional early payment fee of $24,846.

NOTE 6 - CONVERTIBLE NOTE PAYABLE (CONTINUED)

On April 17, 2014, the Company issued a convertible promissory note in the amount of $71,875. The note is due on April 16, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company has not converted any portion of this note into shares of common stock. The accrued interest related to this debt is $0 because the entire term’s interest was prepaid, the interest expense related to this loan is $1,541.

On April 18, 2014, the Company issued a convertible promissory note in which the Company will be taking tranche payments on pre-defined dates, the total of these payments cannot exceed $650,000. There is an original discount component of 10% per tranche and an additional expense fee of $5,000. Therefore, the funds available to the Company will be $650,000 and the liability (net of interest) will be $750,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 18 months after receipt. Each tranche bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended June 30, 2014, the Company has received three tranche disbursements of $100,000 on April 21, 2014; $50,000 on May 6, 2014; and $50,000 on June 11, 2014. The following details the disbursements as of June 30, 2014:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock
April 21, 2014	$110,776	$1,724	None
May 6, 2014	55,384	680	None
June 11, 2014	55,384	243	None
	$221,544	$2,647

On April 30, 2014, the Company issued a convertible promissory note with available funds of $250,000, however, the Company only received one tranche payment of $60,000 from this note, carrying a loan balance of $66,000 with principal and OID. There is an original discount component of 10% per tranche. The note is due on April 30, 2016 and bears interest at 0% if repaid within 90 days; and 12% per annum for any remaining balances past 90 days. The loan is secured by shares of the Company’s common stock. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lower of (1) $0.11per share or (2) 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $667.

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that there is not a derivative as the above references convertible notes are not convertible as of June 30, 2014 as they have not reach 180 days from the date of issuance.

VANTAGE HEALTH

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – COMMON STOCK

During the year ended June 30, 2014, 54,900,000 shares of common stock were issued for services rendered in connection with discontinued operations. This stock issuance was initiated by the former management of the Company. The stock was valued at the market value on the grant date for a total of $269,010.

During the year ending June 30, 2014, the Company issued 9,150,000 shares of common stock (exclusive of the 54,900,000 shares issued in connection with discontinued operations as disclosed in the paragraph above) for current and future consulting services. The value of the shares at the dates of issuance was $760,750, and is being amortized over the life of each contract to a stock based compensation expense. As of June 30, 2014 the stock-based compensation expense related to these issuances was $760,750.

During the year ending June 30, 2014, the Company issued 7,875,000 shares of common stock with a market value of $630,000 for rights to internally generated technology from a controlling party. Subsequently, the Company has valued the technology at $0 and recorded the adjustment to additional paid in capital. In addition, the Company issued 9,030,000 common shares for the conversion of the Parent Company common shares and issued 4,999,998 common stock warrants, exercisable at $0.10 per share and expires in 7 year from the date of issuance. The fair value of the common shares is $868,800 and the fair value of the warrants is $85,053. The fair value of the common shares and stock warrants is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

During the year ending June 30, 2014, the majority shareholder has contributed capital of $408,885.

During the year ending June 30, 2014, the Company issued 24,739,555 shares of common stock for cash net of cash proceeds of $1,956,500. In connection with the sales, the Company paid stock issuance costs of $43,500 and issued an aggregate of 604, 166 common stock as payment for stock issuance costs. The common stock was fair value using the market price on the grant date of $0.11 per share. In addition, the Company issued 1,000,000 common shares fair valued at $0.11 per shares and recorded as finder’s fees.

During the year ended June 30, 2014, the Company issued 2,000,000 shares of common stock with a fair value of $290,000 for the exchange of an investment in securities with a market value at the trade date of $60,000 (see footnote 3). The Company recorded a loss for the exchange of common stock of $230,000 for the difference in fair value of the marketable security and the fair value of the Company’s common stock issued.

NOTE 8 – STOCK WARRANTS

On December 16, 2013, the Board of Directors of the Company approved the election of William S. Rees, Jr. to serve as a member of the Board effective December 16, 2014. Mr. Rees has not yet been appointed to serve on any committee of the Board. There are no arrangements or understandings between Mr. Rees and any other person pursuant to which Mr. Rees was appointed as a director. The Company entered into an agreement with Mr. Rees pursuant to which it agreed to issue to him, in consideration of his services, a warrant to purchase up to 2,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $0.05 per share. The Company determined the fair value of the warrants to be $99,764 using the Black Scholes Valuation Model. As of June 30, 2014 the warrants were fully vested and the Company recorded $99,764 as stock-based compensation expense.

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for their past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 25,000,000 shares of the

VANTAGE HEALTH

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 – STOCK WARRANTS (CONTINUED)

Company’s common stock, par value $.01 per share, for a period of seven years at an exercise price of $0.049 per share. The warrants issued vest immediately. The exercise price was calculated based on the prior ten days average closing price per share. The holder may not exercise the Warrant such that the number of shares of common stock beneficially owned by the holder and its affiliates exceeds 4.9% of the total outstanding shares of common stock of the Company. The fair value of the warrants using the Black Scholes valuation model was determined to be $2,994,407. The exercise price and number of Warrant Shares are subject to adjustment upon the subdivision or combination of the Company’s common stock. Further, upon the consolidation, merger or sale of the Company, the holder is entitled to receive, at the Company’s discretion, either (a) if the Warrant is exercised, the consideration payable with respect to or in exchange for those Warrant Shares that would have been received if no consolidation, merger or sale had taken place or (b) cash equal to the value of the Warrant as determined in accordance with the Black-Scholes option pricing formula. As of June 30, 2014 the stock-based compensation expense related to this issuance was $2,994,407.

On November 27, 2013, the Company issued 3,875,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to $0.05. The warrants issued vest immediately. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance. The fair value of the warrants using the Black Scholes Valuation Model was $204,904. As of June 30, 2014 the stock-based compensation expense related to this issuance was 204,904.

On December 10, 2013, the Company issued 5,000,000 warrants for the Company’s common stock as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance. The fair value of the warrants using the Black Scholes Valuation Model was $238,925. As of June 30, 2014 the stock-based compensation expense related to this issuance was $238,925.

During the year ending June 30, 2014, the Company issued 2,444,261 warrants for shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations under the caption “change in fair value of derivative warrant liability” until such time as the derivative warrants are exercised or expire.

We estimate the fair value of our derivative warrants on the date of issuance and each subsequent balance sheet date using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the warrants. Currently, we believe that the potential impact to the fair value of our derivative warrants attributable to the anti-dilution provision is insignificant and we will consider using a lattice model for purposes of valuation if and when the fair value of the anti-dilution provision becomes significant. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the derivative warrants. The Black Scholes Valuation Model was used to value these warrants at $241,004 on the grant date and accounted for as a derivative liability.

VANTAGE HEALTH

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 – STOCK WARRANTS (CONTINUED)

The derivative liability as of June 30, 2014 was 659,934 and the Company recorded a loss in the change in fair value due to derivative warrant liability of $418,930.

Fair value assumptions – derivative warrants:	Year Ended June 30, 2014
Risk free interest rate	1.62%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

On April 17, 2014 the Company granted stock warrants for 1,185,192 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of April 17, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0701/share, the value of the issuance is $106,426.

On May 5, 2014 the Company granted stock warrants for 705,229 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of May 5, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0589/share, the value of the issuance is $63,468.

On June 11, 2014 the Company granted stock warrants for 553,840 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of June 11, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.1284/share, the exercise price is $0.0750/share, the value of the issuance is $71,110.

Summary of warrant activity for the two years ended June 30, 2014 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
July 1, 2012	—	$—	—	$—
Grants	—	—	—	—
Expired	—	—	—	—
June 30, 2013	—	$—	—	—
Grants	43,319,259	0.06	6.17	9,272,292
Expired	—	—	—	—
June 30, 2014	43,319,259	$0.06	6.17	$9,272,292

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price
$0.050	35,875,000	35,875,000	6.16	$0.050
$0.100	4,999,998	5,000,000	6.3	$0.100
$0.059-$0.070	2,444,261	2,444,261	6.5	$0.059-$0.070

VANTAGE HEALTH

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 – STOCK WARRANTS (CONTINUED)

Fair value assumptions –	Year Ended June 30, 2014
Risk free interest rate	1.62%-2.19
Expected term (years)	5-7
Expected volatility	219%-362%
Expected dividends	0%

NOTE 9 – DISCONTINUED OPERATIONS

On October 9, 2013, Vantage Health executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd (“Moxisign”) with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $575,971. The assets and beneficial equity relief of Moxisign are valued at approximately $203,477. As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders.  This line of business was sold under the Agreement. We are currently evaluating alternative business opportunities.

The gain of $372,494, on the disposal of the subsidiary is included as additional paid in capital for the period.

NOTE 10 – COMMITMENTS

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 have been paid in advance by a related party and will not be charged to Vantage Health, with the next Vantage Health payment due in 2015. The Company expensed $1,184,251 under this agreement of which $854,251 was paid directly to the Parent Company who in turned paid NASA for fees under this agreement.

VANTAGE HEALTH

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 11 – INCOME TAXES

For the year ended June 30, 2014, the cumulative net operating loss carry-forward from continuing operations is approximately $3,561,000 at June 30, 2014, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,211,000	$308,598
Valuation allowance	(1,211,000)	(308,598)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,561,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

On July 15, 2014, the Company received an additional $50,000 tranche on an existing convertible promissory note entitling them to draw up to the amount of $650,000. As of the date of these financial statements, the Company has only drawn $250,000 against this note. This portion of the note is due on December 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of a 50% discount of the lowest reported sale price of the common stock for the 20 trading business days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. As of the date of these financial statements the Company has not converted any portion of this note into shares of common stock.

On July 15, 2014 the Company granted stock warrants for 291,494 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of July 15, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.2446/share, the exercise price is $0.1425/share, the value of the issuance is $71,297.

On August 25, 2014, the Company issued 2,586,206 common shares of stock when a parent company shareholder converted their holdings into Vantage Health common stock in a cashless transaction.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 25, 2014, we dismissed Silberstein Unger PLLC as our accountant. We engaged Malone Bailey LLP as our principal accountants effective April 25, 2014. The decision to change accountants was approved by our board of directors.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current directors and executive officers, their ages as of June 30, 2013 and their present positions.

Name	Age	Position Held with the Company
Joseph C. Peters	57	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Tony van Bijleveld	55	Director
Dr. Steven R. Steinhubl	55	Chairman and Director
Edward Rollins	71	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Joseph C. Peters was the former White House Drug Policy Office’s Acting Deputy Director for State and Local Affairs under both Presidents Clinton and Bush from December 1998 to October 2003. Since August 2014, Mr. Peters has been a senior research associate at the Institute for Intergovernmental Research in Tallahassee, Florida. Prior to that, from July 2013 to April 2014, he was Communications Director at the Pennsylvania Office of Attorney General. From September 2011 to July 2014, Mr. Peters was the Executive Director of the Scranton Cultural Center at the Masonic Temple. Prior to that, and during 2009 and 2010, he was a member of the board of directors of Advance Nanotech, Inc. and Vigicomm Inc. Mr. Peters was also previously President and a member of the board of directors of MSGI Security Solutions, Inc. Mr. Peters is also a television commentator and radio host as well as a practicing attorney. Mr. Peters earned a Juris Doctor from Dickinson School of Law in Pennsylvania, and a Bachelor’s Degree from King’s College, also in Pennsylvania.

Tony van Bijleveld is currently the General Manager for Patheon/DPX and was formerly General Manager for Alliance Boots in Europe, which is also an affiliate of Walgreens. Patheon is a leading global provider of contract drug development and manufacturing services. Up until this past spring 2014, Mr. van Bijleveld was the General Manager of Europe for Alliance Boots which is 45% owned by Walgreens. In this capacity he was responsible for European country operations and logistics. Mr. van Bijleveld has been instrumental in the development of top-performing global businesses in diagnostics, pharmaceuticals and biotechnology industries in over 30 countries, reflecting his experience in general management, marketing and sales management, acquisitions, operational excellence, and licensing and business development.

Over the past 30 years he has served in a variety of senior executive capacities in the pharmaceutical and biotech industry including: Managing Director of United Drug PLC, President/General Manager Russia for Schering Plough/MSD, SVP of Organon Biosciences, and Managing Director of KCL Foundation Labs. A native Australian, Mr. van Bijleveld has earned advanced degrees in Pharmacology, Biochemistry, Engineering and an MBA, from colleges in Australia, Holland and Candean.

Dr. Steven R. Steinhubl is Director of Digital Medicine at the Scripps Translational Science Institute, and a practicing cardiologist at the integrated Scripps Health System. Dr. Steinhubl is working to lead the clinical transformation of healthcare by enabling the evidence driven adoption of mobile health technologies through the design and management of pragmatic clinical trials.

Before joining Scripps Health, Dr. Steinhubl, a cardiologist, clinical researcher and former pharmaceutical company executive, served as director of cardiovascular wellness and a clinician-scientist at the Geisinger Health System based in Danville, PA. Among his many accolades with over 25 years in medicine, Dr. Steinhubl served in the U.S. Air Force from 1991-2002 as a staff internist in Alaska and afterwards as a Lt. Colonel staff cardiologist, Lackland Air Force Base, Texas. He has led many funded research projects and trials in the areas of cardiovascular science. His copious works in medical research and cardiology have been published over 400 abstracts, peer-reviewed manuscripts and book chapters.

He held several academic positions, starting as an Assistant Professor of Medicine from 1998-2008 at Wilford Hall Medical Center, Lackland Air Force Base, TX, Associate Professor at University of North Carolina and University of Kentucky, and now a Professor at Scripps Translational Science Institute.

Dr. Steinhubl attended Purdue University earning a B.S. in Chemical Engineering; Georgetown University with a M.S. in Physiology and attended St Louis University School of Medicine where he graduated Cum Laude in 1988. He continued post doctorate training in Internal Medicine completing his internship and residency at David Grant Medical Center in conjunction with University of California, Davis School of Medicine and Fellowship training in Cardiology and Interventional Cardiology at the Cleveland Clinic.

Edward Rollins currently serves as a senior advisor for Teneo, a global advisory firm that partners exclusively with CEOs and senior leaders of many of the world’s largest and most complex companies and organizations. Mr. Rollins is an internationally renowned public and corporate relations strategist and well-known political commentator. He has appeared on CNN, Meet the Press, Face the Nation, and many other major network news stations and talk shows. He has advised Fortune 400 chief executives and leaders of major trade associations on corporate reputation, crisis management, advertising, public relations, and governmental affairs.

In addition to his role at Teneo, Mr. Rollins is the senior presidential fellow at Hofstra University’s Center for the Study of the American Presidency in New York, and works for Fox News as a senior political analyst.

Previously, Mr. Rollins advised four United States Presidents. He was the Assistant to the President in charge of the White House Office of Political Affairs and the White House Office of Intergovernmental Affairs and deputy chief of staff during the Reagan administration.

His most prominent role in politics came in 1984, where he managed President Ronald Reagan’s reelection campaign, winning 49 of 50 states. He was the first non-member of Congress to serve as the Chairman of the National Republican Congressional Committee and the Chief Political Advisor to the House Republican Leadership.

In addition to managing President Reagan’s campaign, Mr. Rollins has had major roles in nine other Presidential campaigns. He was also involved in hundreds of campaigns at the state, congressional and local level. Prior to his Washington service, Mr. Rollins was the Republican Chief of Staff and Assistant to the Speaker of the California Assembly.

He is a graduate of California State University, Chico where he was a Varsity athlete, student body president and a nationally top ranked amateur boxer compiling a record of 164 wins and 2 losses. He earned his BA in political science and Physical Education and was the Varsity boxing coach of the team that won the National College Boxing Championship. He did graduate work at Washington University in Saint Louis where he was the Assistant Vice Chancellor for Student Affairs and taught Political Science.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Joseph C. Peters, at the address appearing on the first page of this annual report.

Code of Ethics

June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeremy Barbera, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2014 2013	122,283 0	0 0	0 0	0 0	0 0	0 0	0 0	122,283 0
Lisa Ramakrishnan, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2014 2013	0 0	0 0	0 269,010	0 0	0 0	0 0	0 0	0 269,010
Lowell Feuer Former Secretary and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

On October 31, 2013, we issued an aggregate 54,900,000 of shares of restricted common stock to employees of our company as compensation for services rendered to us up to October 31, 2013. Our prior officer and director, Lisa Ramakrishnan, was issued 52,100,000 of the aforementioned 54,900,000 shares of restricted common stock as compensation for her services to us up to October 31, 2013.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeremy Barbera
Lisa Ramakrishnan	—	—	—	—	—	—	—	—	—
Lowell Feuer	—	—	—	—	—	—	—	—	—
Kevin Buckman

Director Compensation

The table below summarizes all compensation of our directors for the fiscal year ended June 30, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Joseph Senyetse Senwelo(1)
Peter Tshazibane(1)
Gertrude Mothibe(1)
William S. Rees(2)						99,764	99,764

(1) Resigned as members of our board of directors on November 7, 2013

(2) Resigned as a member of our board of directors on September 21, 2014

Narrative Disclosure to the Director Compensation Table

On December 16, 2013, the Board of Directors approved the appointment of William S. Rees, Jr. to serve as a member of the Board effective December 16, 2014. Mr. Rees has not yet been appointed to serve on any committee of the Board.

The Company entered into an agreement with Mr. Rees pursuant to which it agreed to issue to him, in consideration of his services, a warrant to purchase up to 2,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $0.05 per share (the “Warrant”). Mr. Rees will also be reimbursed for reasonable expenses incurred in connection with his service on the Board.

In addition, the Company entered into an indemnification agreement with Mr. Rees pursuant to which Mr. Rees will be permitted, subject to certain exceptions, to seek indemnification from the Company to the maximum extent permitted under the laws of the State of Nevada against losses and expenses actually and reasonably incurred by him, if he is, or is threatened to be made, a party to or participant in any proceeding arising out of an event or occurrence related to his service as a director of the Company, including, without limitation, for claims brought by or in the right of the Company and claims brought by third parties. The agreement also provides for advancement of expenses incurred by him in connection with an indemnifiable claim (subject to reimbursement by the director in certain circumstances). In addition, the agreement governs various procedural matters related to indemnification. Mr. Rees’ rights as an indemnitee under the Indemnification Agreement are in addition to any other rights he may have under the Company’s Certificate of Incorporation and Bylaws, as they may be amended from time to time, and the laws of the State of Nevada.

On July 29th, 2014, the Board of Directors approved the appointment of Kevin Buckman MD as Chairman and CEO of the Company.

Prior to July 29, 2014, Dr. Buckman was previously the chief medical consultant for the Company. Dr. Buckman was issued 2,000,000 shares of common stock on March 12, 2014 as compensation for this service to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of September 22, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 192,009,927 Shares of Common Stock issued and outstanding as of September 22, 2014. Unless otherwise indicated below, each entity or person listed below maintains an address of 401 Warren Street, Suite 200 Redwood City, CA 94063.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Joseph C. Peters	Common Stock	-	-
Tony van Bijleveld	Common Stock	-	-
Steven R. Steinhubl	Common Stock	-	-
Edward Rollins	Common Stock	-	-
DIRECTORS AND OFFICERS – TOTAL		-	-
5% SHAREHOLDERS
Nanobeak, Inc. (1) 575 Madison Avenue 10th Floor New York, NY 10022	Common Stock	112,000,000	58%
John E. Groman (2) 1212 Hancock Street, Suite LL10 Quincy, MA 02169	Common Stock	18,460,798	9.46%

(1)	Nanobeak, Inc. is beneficially owned by Jeremy Barbera.
(2)

Mr. Groman is the beneficial owner of Common Stock in the Issuer consisting of 9,500,000 shares of Common Stock and Warrants to purchase 3,000,000 shares of Common Stock. Bella Sante is the owner of 6,773,634 shares of Common Stock in the Issuer. John Groman is the beneficial owner of 88% of Bella Sante, Inc. In total, the Reporting Person has sole voting power over 18,460,798 shares of Common Stock in the Issuer, consisting of 15,460,798 shares of Common Stock and 3,000,000 Warrants.

We know of no person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since July 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During the year ended June 30, 2013, we received loans totaling $16,725 from Lisa Ramakrishnan, our former officer and director, and repaid $100,000 of the outstanding shareholder loans. On October 9, 2013 we entered into an agreement whereby Ms. Ramakrishnan agreed to forgive the existing loan balance in exchange for all the assets and liabilities of our company as of October 9, 2013. Therefore, the balance of the loan was reduced to $0 as of that date. The total amount due to the shareholders was $0 and $237,754 as of June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, we received the rights to Vantage Health Sensor’s nanotechnology that has been internally developed by Nanobeak, Inc., our majority shareholder. We issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014 MaloneBailey	$12,000	$0	$0	$6,750	(1)
2013 Silberstein Ungar, PLLC	$17,400	$0	$0	$0

(1) Fees to Silberstein Ungar PLLC for review of company filings after dismissal.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on August 19, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Health

By:	/s/ Joseph C. Peters
Joseph C. Peters President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 14, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Joseph C. Peters
Joseph C. Peters President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 14, 2014

By:	/s/ Tony van Bijleveld
Tony van Bijleveld Director
October 14, 2014

By:	/s/ Dr. Steven R. Steinhubl
Dr. Steven R. Steinhubl Director
October 14, 2014

By:	/s/ Edward Rollins
Edward Rollins Director
October 14, 2014

