Form 10-K/A
period 2014-06-30
Vantage Health
filed 2014-10-15
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

2

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

3