Form 10-Q
period 2014-09-30
Vantage Health
filed 2014-11-14
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission File Number: 000-55155

Vantage Health

(Exact name of registrant as specified in its charter)

Nevada	93-0659770
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 Warren St. Suite 200

Redwood City, CA 94063

(Address of principal executive offices)

(917) 745-7202

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 193,437,478  as of November 3, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to the Unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE HEALTH

BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and each equivalents	$99,936	$235,073
Prepaid expenses and other current assets	76,824	143,259
Total current assets	176,760	378,332

Fixed Assets	11,964	-
Securities-available for sale	6,000	20,000

Total assets	194,724	398,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$95,193	$114,486
Convertible notes payable	71,875	71,875
Due to related parties	316,287	-
Derivative liabilities	492,421	659,934
Total current liabilities	975,776	846,295

Convertible debt	372,289	221,544

Total liabilities	1,348,065	1,067,839

Stockholders’ deficit
Common stock; $0.001 par value; 250,000,000 shares authorized; 192,009,927 and 189,423,721 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	192,010	189,424
Additional paid-in capital	7,803,339	7,747,925
Accumulated deficit	(9,148,690)	(8,606,856)
Total stockholders’ deficit	(1,153,341)	(669,507)

Total liabilities and stockholders’ deficit	$194,724	$398,332

See accompanying notes to financial statements.

VANTAGE HEALTH

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30, 2014	September 30, 2013
Operating expenses
Professional fees	137,520	7,236
General and administrative expenses	104,108	14,503
Officer and director compensation	26,181	-
Consulting	286,585	5,057
Stock based compensation	127,956	-
Royalty expenses	75,000	-
Total operating expenses	757,350	26,796

Loss from operations	(757,350)	(26,796)

Other expense
Interest income (expense)	(7,953)	-
Gain (loss) on derivative	237,469	-
Unrealized loss on investment	(14,000)	-
Total other expense	215,516	-

Loss before non-controlling interest	$(541,834)	$(26,796)
Less: Loss attributable to non-controlling interest	$-	$8,545
Net loss	$(541,834)	$(18,251)

Net loss per common share basic and diluted	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	190,435,715	80,125,000

See accompanying notes to financial statements.

VANTAGE HEALTH

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net loss	$(541,834)	$(26,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investment	14,000	-
Amortization of debt discount	745	-
Gain on derivative liability	(237,469)	-
Warrants issued for services	58,000
Warrants issued for debt	69,956
Depreciation	185	425
Changes in assets and liabilities
(Increase) decrease in prepaid expense	66,435	-
Increase (decrease) in accounts payable	(19,293)	(14,706)
Net cash from operating activities	(589,275)	(41,077)

Cash Flows from investing
Purchase of fixed assets	(12,149)	-
Net cash used in investing activities	(12,149)	-

Cash Flows from Financing Activities
Proceeds from related party debt	316,287	3,576
Payments on related party debt	-	(60,000)
Proceeds from convertible notes payable	150,000	-
Net cash from financing activities	466,287	(56,424)

Effect of exchange rate on cash	-	12,429

Net increase (decrease) in Cash	(135,137)	(85,072)

Beginning cash balance	235,073	89,089

Ending cash balance	$99,936	$4,017

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Shares issued to acquire intangible assets	$2,586	$-

See accompanying notes to financial statements.

VANTAGE HEALTH

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated deficit of $9,148,690 and requires capital for its contemplated operational and marketing activities to take place. The ability of Vantage Health to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

VANTAGE HEALTH

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$6,000	$—	$—	$6,000
Liabilities
Derivative Financial Instruments	$—	$—	$492,421	$492,421

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$20,000	$—	$—	$20,000
Liabilities
Derivative Financial Instruments	$—	$—	$659,934	$659,934

Investment Securities

The Company has elected to account for its investments in securities at fair value under the fair value option provisions of FASB ASC 825, Financial Instruments (“FASB ASC 825”). The primary reason for electing the fair value option when it first became available in 2008, was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include in general, securities that would otherwise qualify for available for sale treatment.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $(14,000) and $0 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2014 and 2013, respectively.

NOTE 3 – PREPAID EXPENSES

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the quarter ending September 30, 2014 $75,000 of the royalties were recognized as an expense, the remaining prepaid royalty balance is $25,000.

In addition, the Company has prepaid rent through December 2014, with a remaining prepaid balance of $47,733 as of September 30, 2014. The Company also prepaid interest of 7,500 on a short-term loan as of September 30, 2014 a balance remains capitalized as prepaid expenses. $4,091

VANTAGE HEALTH

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through September 30, 2014 the securities were reduced in value from $60,000 to $6,000 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $14,000 during the quarter ending September 30, 2014

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014, the Company received net cash advances from its majority shareholder in the amount of $316,287. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

On April 17, 2014, the Company issued a convertible promissory note in the amount of $71,875. The note is due on April 16, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the quarter ended September 30, 2014, the Company has not converted any portion of this note into shares of common stock. The Company elected to prepay the entire term’s interest this payment was capitalized as a prepaid assets and has been amortized over the term of the note, the interest expense related to this loan was $1,541 for the year ending June 30, 2014 and $1,868 for the quarter ending September 30, 2014. As of September 30, 2014 the remaining prepaid interest balance was $4,091.

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

During the period ended September 30, 2014 the Company receive two additional tranche disbursements of $50,000 on July 15, 2014 and $100,000 on September 30, 2014.

VANTAGE HEALTH

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following details the disbursements as of September 30, 2014:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock
April 21, 2014	$110,776	$3,933	None
May 6, 2014	55,384	1,784	None
June 11, 2014	55,384	1,347	None
July 16, 2014	55,384	923	None
September 30, 2014	110,768	-	None
Unamortized Original Issue Discount	(15,407)	-
	$372,289	$7,988

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that there is not a derivative as the above references convertible notes are not convertible as of September 30, 2014 as they have not reached 180 days from the date of issuance.

NOTE 7 – COMMON STOCK

On August 25, 2014, the Company issued 2,586,206 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into Vantage Health common stock in a cashless transaction. The fair value of the common shares is $291,983. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

NOTE 8 – STOCK WARRANTS

On July 15, 2014 the Company granted stock warrants for 291,494 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have an expiration date of July 15, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.24/share, the exercise price is $0.0143/share, the value of the issuance is $69,956.

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

The derivative liability as of June 30, 2014 was $659,934 and the Company recorded a loss in the change in fair value due to derivative warrant liability of $(418,930) during the 12 months ended June 30, 2014.

The derivative liability as of September 30, 2014 was $492,421 and the Company recorded a gain in the change in fair value due to derivative warrant liability of $237,469.

Over the life of the derivative liability the Company has recorded a net loss in the change in fair value due to derivative warrant liability of $(181,461)

VANTAGE HEALTH

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Fair value assumptions – derivative warrants:	September 30, 2014
Risk free interest rate	1.78%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

On July 1, 2014 the Company granted stock warrants for 200,000 shares of common stock for services. These warrants have an expiration date of July 1, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.29/share, the exercise price is $0.12495/share, the value of the issuance is $58,000.

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

During the year ended June 30, 2014 The Company expensed $1,184,251 under this agreement of which $854,251 was paid directly to the Parent Company who in turned paid NASA for fees under this agreement.

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the quarter ending September 30, 2014 $75,000 of the royalties were recognized as an expense, the remaining prepaid royalty balance is $25,000.

NOTE 10 – SUBSEQUENT EVENTS

On April 17, 2014, we issued a convertible promissory note in the amount of $71,875. The loan became convertible 180 days after date of the note. The loan and any accrued interest could then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. On October 16, 2014 the note holder exercised their conversion rights and converted a portion of the note into 713,266 shares of common stock.

On April 18, 2014, we issued a convertible promissory note in which we have taken tranche payments on pre-defined dates. Each portion of the loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. On April 21, 2014 we took our first tranche payment of totaling $110,776. On October 22, 2014 the note holder exercised their conversion rights and converted a portion of the tranche note into 714,285 shares of common stock.

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

Overview

We were incorporated in the State of Nevada on April 21, 2010. We were initially in the business of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders. We abandoned that business plan when, on November 7, 2013, Nanobeak, Inc., a California corporation (“Nanobeak”) acquired a majority interest in our company through the stock purchase of a controlling interest in our company from Bayview Terrace Limited.

Since the change of control, we have implanted a new business plan. On January 1, 2014, Nanobeak entered into a License Agreement (the “License Agreement”) with the National Aeronautics and Space Administration (“NASA”) pursuant to which Nanobeak was granted a royalty-bearing, non-transferable license (the “License”) to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories.

The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to Nanobeak. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. Under the License, Nanobeak is required to develop and commercialize the licensed patents. NASA provided no warranties under the License Agreement and assumed no responsibility for our use, sale or other disposition of the licensed technology. Nanobeak has agreed to indemnify NASA against all liabilities arising from such use, sale or other disposition.

Pursuant to Section 3.1.1 of the License Agreement, Nanobeak is permitted to sublicense its rights under the License Agreement to subcontractors. Effective as of February 20, 2014, Nanobeak has sublicensed such rights to us as set forth in a Sublicense Agreement.

The Sublicense Agreement grants patent rights to us on the same terms as such rights have been granted to Nanobeak under the License Agreement; provided, however, that the field of use for the patent rights granted to Vantage Health is limited to disease detection.

We must pay to Nanobeak certain royalties in connection with the Sublicense Agreement, which royalties are equivalent to those owed by Nanobeak to NASA pursuant to the License Agreement. We must further comply with other obligations of Nanobeak under the License Agreement as though we were a party thereto, including achievement of practical application of the patent rights and certain reporting obligations.

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

We have also entered into a Strategic Partnership with Theranostics Laboratory, a translational research company, with offices in the USA and New Zealand. Theranostics laboratory was founded at the Cleveland Clinic in 2010 and works on subcontracted research, in collaboration with the Auckland Bioengineering Institute (ABI), in New Zealand, and with NASA (via NASA Grant NCC 9-58).

The Auckland Bioengineering Institute is recognised as a world-leader in the field of personalised modelling and is part of the international Virtual Physiologic Human (VPH) project. The Institute has successfully commercialised numerous mHealth technologies, including wireless telemetry systems, wearable sensors and a needle-free injectable system into the US market.

The partnership between the Theranostics laboratory and the Auckland Bioengineering Institute (ABI) is a strategic alliance for us through which the lab will act as principal investigators for us in the areas of mobile strep detection, mobile virus detection and other related areas including breath sample conditioning methodologies. The partnership gives us access to world-class expertise and skill in the field of personalized modelling. It also provides us with cost-efficiencies working across multiple time zones, as well as insight into the Australasian MedTech market.

Results of operations for the three months ended September 30, 2014 and 2013

We have earned no revenues from our inception to September 30, 2014. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses increased to $757,350 for the three months ended September 30, 2014, as compared with operating expenses of $26,796 for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 mainly consisted of consulting expenses of $286,585, professional fees of $137,520, stock based compensation of $127,956, royalty expense of $75,000, office expenses of $60,576, and travel of $42,941. Our operating expenses for the three months ended September 30, 2013 mainly consisted of office expenses of $7,923, professional fees of $7,236, travel of $6,003, and consulting expenses of $5,057.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

Our other expenses increased to $215,516 for the three months ended September 30, 2014, as compared with other expenses of $0 for the three months ended September 30, 2013. Our increase in other expenses was mainly attributable to a gain in the change in fair value due to derivative warrant liability of $237,469.

We incurred a net loss of $541,834 for the three months ended September 30, 2014, compared with a net loss of $18,251 for the three months ended September 30, 2013. Our net loss for the three months ended September 30, 2013 consisted of $26,796 from continuing operations, offset by $8,545 attributable to non-controlling interest.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $176,760, consisting of cash, prepaid expenses and other current assets. We had current liabilities of $975,776 as of September 30, 2014. Accordingly, we had negative working capital of $799,016 as of September 30, 2014.

Operating activities used $589,275 in cash for continuing operations for the three months ended September 30, 2014, as compared with $41,077 for the three months ended September 30, 2013. Our negative operating cash flow for the three months ended September 30, 2014 was mainly attributable to our net loss for the period and a gain in the change in fair value due to derivative warrant liability.

Financing activities for the three months ended September 30, 2014 provided $466,287 in cash for continuing operations, as compared with cash flows used by financing activities of $56,424 for the three months ended September 30, 2013. Our negative cash flow for the three months ended September 30, 2013 was mainly the result of payments made on related party notes, and the positive cash flow for the three months ended September 30, 2014 was the result of proceeds from related party debt and from convertible notes payable.

On March 7, 2014, we issued a convertible promissory note in the amount of $100,000. Soon thereafter, we fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $2,411, with an additional early payment fee of $24,846.

On April 17, 2014, we issued a convertible promissory note in the amount of $71,875. The note is due on April 16, 2015 and bears interest at 15% per annum, which we elected to prepay. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2014, we have not converted any portion of this note into shares of common stock.

 On April 18, 2014, we issued a convertible promissory note in which we will be taking tranche payments on pre-defined dates, the total of these payments cannot exceed $650,000. There is an original discount component of 10% per tranche and an additional expense fee of $5,000. Therefore, the funds available to us will be $650,000 and the liability (net of interest) will be $750,000 when we have received all disbursements. Each tranche is accounted for separately with each principal and OID balance becoming due 18 months after receipt. Each tranche bears interest at 8% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Through September 30, 2014, we received five tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014; $50,000 on June 11, 2014; $50,000 on July 14, 2014; and $100,000 on September 30, 2014.

On April 30, 2014, we issued a convertible promissory note with available funds of $250,000, however, we only received one tranche payment of $60,000 from this note, carrying a loan balance of $66,000 with principal and OID. We have fully paid off this loan in cash and did not convert any portion of this note into shares of common stock. The interest associated with this loan was $667.

As of September 30, 2014, we had $99,936 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, and have not yet received material revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2014, we granted stock warrants for 200,000 shares of common stock for services. These warrants have an expiration date of July 1, 2019, and are exercisable at a price of $0.12495 per share.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	License Agreement*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Health

Date: November 14, 2014

By:	/s/ Joseph C. Peters
Name:	Joseph C. Peters
Title:	Chief Executive Officer

