Form 10-Q
period 2014-12-31
Vantage mHealthcare, Inc.
filed 2015-02-09
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-55155

Vantage mHealthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-0659770
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3 Columbus Circle, 15th Floor

New York, NY 10019

(Address of principal executive offices)

(917) 745-7202

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 205,389,437 as of January 23, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2014	June 30, 2014
ASSETS
Current assets
Cash and cach equivalents	$100,261	$235,073
Prepaid expenses	19,780	143,259
Total current assets	120,041	378,332

Fixed Assets	11,528	-
Securities-available for sale	200	20,000

Total assets	131,769	398,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$101,819	$114,486
Convertible notes payable, net	192,933	71,875
Due to related parties	461,684	-
Derivative liabilities	357,039	659,934
Total current liabilities	1,113,475	846,295

Convertible debt, net	304,345	221,544

Total liabilities	1,417,820	1,067,839

Stockholders’ deficit
Common stock; $0.001 par value; 250,000,000 shares authorized; 201,612,522 and 189,423,721 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	201,613	189,424
Additional paid-in capital	8,369,070	7,747,925
Accumulated deficit	(9,856,734)	(8,606,856)
Total stockholders’ deficit	(1,286,051)	(669,507)

Total liabilities and stockholders’ deficit	$131,769	$398,332

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	57,320	2,500	194,840	6,219
General and administrative expenses	159,737	1,296	321,845	1,927
Officer and director compensation	15,937	-	42,118	-
Consulting	294,116	-	580,701	5,000
Royalty expenses	25,000	-	100,000	-
Total operating expenses	552,110	47,342	1,239,504	56,692

Loss from operations	(552,110)	(47,342)	(1,239,504)	(56,692)

Other expense
Interest income (expense)	(238,496)	-	(246,449)	-
Gain (loss) on derivative	88,362	-	255,875	-
Unrealized loss on investment	(5,800)	-	(19,800)	-
Total other income	(155,934)	-	(10,374)	-

Net loss from continuing operations	$(708,044)	$(47,342)	$(1,249,878)	$(56,692)
Loss from discontinued operations	$-	$(269,011)	$-	$(277,912)
Net loss	$(708,044)	$(316,353)	$(1,249,878)	$(334,604)

Net loss per common share from continuing operations: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net loss per common share from discontinued operations basic and diluted	$-	$(0.00)	$-	$(0.00)
Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	195,497,415	117,122,826	192,985,925	98,623,913

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Net loss	$(1,249,878)	$(56,692)
Adjustments to reconcile net loss to net used in operating activities:
Unrealized loss on investment	19,800	-
Amortization of debt discount	12,461	-
Amortization of derivative debt discount	219,968	-
Gain on derivative liability	(255,875)	-
Shares issued for services	21,077
Warrants issued for services	58,000	43,546
Depreciation	621	-
Changes in assets and liabilities
(Increase) decrease in prepaid expense	145,979	-
Increase (decrease) in accounts payable	(6,500)	2,500
Net cash used in operating activities	(1,034,347)	(10,646)

Cash Flows from investing
Purchase of fixed assets	(12,149)	-
Net cash used in investing activities	(12,149)	-

Cash Flows from Financing Activities
Contributed capital	-	301,296
Proceeds from related party debt	587,139	-
Payments on related party debt	(125,455)	-
Proceeds from convertible notes payable	450,000	-
Net cash provided by financing activities	911,684	301,296

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	-	(8,902)
Cash flows from investing activities of discontinued operations	-	-
Cash flows from financing activities of discontinued operations	-	18,252
Net Cash provided by Discontinued Operations	-	9,350

Net increase (decrease) in cash	(134,812)	300,000

Cash, beginning of period	235,073	-

Cash, end of period	$100,261	$300,000

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Shares issued for intangible assets	$2,586	$-
Common stock issued to settle debt	$213,818	$-
Reclass of derivative to APIC for converted debt	$340,439	$-
Recognition of derivative debt discount	$293,419	$-
Deemed dividend related to acquisition/disposition of subsidiary	$-	$317,693
Stock issued for discontinued operations	$-	$269,010
Common stock warrants issued for deferred stock-based compensation	$-	$3,494,453

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $(9,856,734) and requires capital for its contemplated operational and marketing activities to take place. The ability of Vantage Health to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$200	$—	$—	$200
Liabilities
Derivative Financial Instruments	$—	$—	$357,039	$357,039

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$20,000	$—	$—	$20,000
Liabilities
Derivative Financial Instruments	$—	$—	$659,934	$659,934

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $(19,800) and $0 related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended December 31, 2014 and 2013, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has prepaid interest of 22,500 on short-term loans. As of December 31, 2014, the balance that remains capitalized as prepaid expenses is $19,780.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through December 31, 2014 the securities were reduced in value from $60,000 to $200 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $5,800 and $19,800 during the three and six months ending December 31, 2014, respectively.

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2014, the Company received cash advances from its majority shareholder in the amount of $587,139, of which $125,455 were repaid during the same period. As of December 31, 2014, there was a balance due to the shareholder of $461,684. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

On October 14, 2014, the date the note became convertible, the Company recorded a debt discount in the amount of $71,875 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $98,735 and an initial loss of $26,860 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $71,875 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $90,476.

In accordance with the terms of the Note, the holder fully converted the Note during the quarter for 3,683,532 shares of common stock valued at $71,875.

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note is due on March 30, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2014, the note has not become convertible. During the quarter ended December 31, 2014, $6,319 of the debt discount has been amortized and the Note is shown net of an unamortized debt discount of $6,181.

The Company elected to prepay the entire term’s interest of $7,500 and this payment was capitalized as a prepaid asset and has been amortized over the term of the note, the interest expense related to this loan was $3,833 for the quarter ending December 31, 2014. As of December 31, 2014 the remaining prepaid interest balance was $3,667.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2014, the note has not become convertible. During the quarter ended December 31, 2014 $1,519 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $10,981 at December 31, 2014.

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

During the quarter ended December 31, 2014, The Company elected to prepay the entire term’s interest of $7,500 and this payment was capitalized as a prepaid asset and has been amortized over the term of the note, the interest expense related to this loan was $912 for the quarter ending December 31, 2014. As of December 31, 2014 the remaining prepaid interest balance was $6,588.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2014, the note has not become convertible. During the quarter ended December 31, 2014, $278 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $12,222 at December 31, 2014.

The Company elected to prepay the entire term’s interest of $7,500 and this payment was capitalized as a prepaid asset and has been amortized over the term of the note, the interest expense related to this loan was $167 for the quarter ending December 31, 2014. As of December 31, 2014 the remaining prepaid interest balance was $7,333.

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

During the period ended December 31, 2014, the Company received five additional tranche disbursements of $50,000 on July 15, 2014, $100,000 on September 30, 2014, $50,000 on November 3, 2014, $50,000 on December 1, 2014, and $50,000 on December 29, 2014.

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following details the disbursements as of December 31, 2014:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - December 31, 2014

April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	2,901	$25,000	30,384
June 11, 2014	55,384	2,464	None	55,384
July 16, 2014	55,384	2,039	None	55,384
September 30, 2014	110,768	2,234	None	110,768
November 3, 2014	55,384	704	None	55,384
December 1, 2014	55,384	364	None	55,384
December 29, 2014	55,384	24	None	55,384
Unamortized Original Issue Discount	-27,960	-		-27,960
	$525,888	$16,898		390,112

During the three and six months ended December 31, 2014, $4,333 of the debt discount related to the outstanding trances was amortized. The Note is shown net of an unamortized debt discount of $27,960

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that three trances received on April 21, 2014, May 6, 2014, and June 11, 2014 were convertible during the quarter ended December 31, 2014, and as such fall under ASC 815.

In accordance with the terms of the Note, the holder fully converted the trance issued on April 21, 2014 during the quarter ended December 31, 2014 for 3,711,972 shares of common stock for principal and accrued interest of $116,943. The Company recorded a debt discount in the amount of $110,776 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $192,038 and an initial loss of $81,262 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $110,776 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $209,614.

On October 21, 2014, the Note issued on May 6, 2014 became convertible at the option of the holder. On this date, the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $95,215 and an initial loss of $39,831 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder partially converted the trance during the quarter for 1,666,667 shares of common stock for principal of $25,000.

As of December 31, 2014, $33,855 of the debt discount has been amortized. The fair value of the derivative liability at December, 31 2014 is $56,698. The Note is shown net of a debt discount of $21,529 at December 31, 2014.

On December 8, 2014, the Note issued on June 11, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $90,687 and initial loss of $35,294 based on the Black Scholes Merton pricing model.

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

As of December 31, 2014, $3,462 of the debt discount has been amortized. The fair value of the derivative liability at December, 31 2014 is $99,452. The Note is shown net of a debt discount of $51,922 at December 31, 2014.

The ending derivative liability related to all of the convertible notes as of December 31, 2014 was $156,150 and during the nine month ended December 31, 2014, the Company recorded a loss in the change in fair value due to derivative note liability of $203,170.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	December 31, 2014

Risk free interest rate	0.05-0.23%
Expected term (years)	0.4-1.01
Expected volatility	198-253%
Expected dividends	0%

None of the other convertible notes amounting to $542,304 are a derivative as the above referenced convertible notes are not convertible as of December 31, 2014 as they have not reach 180 days from the date of issuance. The total amount of debt converted during the nine months ended December 31, 2014 was $213,818 for 9,062,167 share of common stock.

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

During the six months ended December 31, 2014, the Company issued 3,683,532 shares of common stock with a fair value of $71,875 for the conversion of a $71,875 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $90,476. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the six months ended December 31, 2014, the Company issued 3,711,969 shares of common stock with a fair value of $116,943 for the conversion of a $116,943 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $209,614. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the six months ended December 31, 2014, the Company issued 1,666,666 shares of common stock with a fair value of $25,000 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $40,350. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the six months ended December 31, 2014, the Company issued 540,428 shares of common stock for services with a fair value of $21,077.

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

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On October 1, 2014 the Company granted stock warrants for 320,122 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.164/share, the exercise price is $0.123/share, the value of the issuance is $52,498.

On November 17, 2014 the Company granted stock warrants for 807,692 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.065/share, the exercise price is $0.049/share, the value of the issuance is $52,498.

On December 23, 2014 the Company granted stock warrants for 1,158,940 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.045/share, the exercise price is $0.034/share, the value of the issuance is $52,152.

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

The derivative liability related to the warrant as of June 30, 2014 was $659,934 and the Company recorded a loss in the change in fair value due to derivative warrant liability of $(418,930) during the 12 months ended June 30, 2014.

The derivative liability related to the warrants as of December 31, 2014 was $200,889 and the Company recorded a gain in the change in fair value due to derivative warrant liability of $459,045.

Over the life of the derivative liability the Company has recorded a net gain in the change in fair value due to derivative warrant liability of $40,115.

Fair value assumptions – derivative warrants:	Grant Date

Risk free interest rate	1.59%-1.76%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

VANTAGE mHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Fair value assumptions – derivative warrants:	December 31, 2014

Risk free interest rate	1.65%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

On July 1, 2014 the Company granted stock warrants for 200,0000 shares of common stock for services. These warrants had an expiration date of July 1, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.29/share, the exercise price is $0.12495/share, the value of the issuance is $58,000.

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

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the quarter ending December 31, 2014 $100,000 of the royalties were recognized as an expense.

NOTE 10 – SUBSEQUENT EVENTS

April 18, 2014, we issued a convertible promissory note in which we have taken tranche payments on pre-defined dates. Each portion of the loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. On October 21, 2014 we took our third tranche payment of totaling $55,384 of which $25,000 was converted during the three months ended December 31, 2014. On January 5, 2015 the note holder exercised their conversion rights and fully converted the balance of the  tranche note into 3,276,915 shares of common stock.

On January 14, 2015, the Company issued 500,000 shares of common stock valued $16,600  for consulting services.

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

Overview

We were incorporated in the State of Nevada on April 21, 2010. We were initially in the business of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders. We abandoned that business plan when, on November 7, 2013, Nanobeak, LLC, a Delaware limited liability company (formerly Nanobeak, Inc., a California corporation) (“Nanobeak”) acquired a majority interest in our company through the stock purchase of a controlling interest in our company from Bayview Terrace Limited.

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

The Sublicense Agreement grants patent rights to us on the same terms as such rights have been granted to Nanobeak under the License Agreement; provided, however, that the field of use for the patent rights granted to us is limited to disease detection.

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

As a result of the License Agreement and Sublicense Agreement, we are now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing residing within a small device connected to a smartphone. With our foundations in advanced nanotechnology, our first product, the Vantage Healthcare Sensor, is the convergence of nano-electronics, bio-informatics, and wireless technology to create the next generation mobile health application. Still under development, the first mobile application is expected to be for lung cancer screening with additional mobile healthcare applications in the planning stages.

The sensor will collect a breath signature based upon chemical sensing technology residing in a small Bluetooth-enabled breathalyzer device that connects to any smartphone. The sensor devices will ultimately be sold through a distributor to healthcare professionals, who will then download screening applications and pay a monthly subscription fee. Subsequently the company plans to sell direct to consumers in conjunction with a major pharmacy platform.

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

The Auckland Bioengineering Institute is recognized as a world-leader in the field of personalized modelling and is part of the international Virtual Physiologic Human (VPH) project. The Institute has successfully commercialized numerous mHealth technologies, including wireless telemetry systems, wearable sensors and a needle-free injectable system into the US market.

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

During the current reporting period, our board of directors and majority of our shareholders approved corporate actions that: (1) converted our company from a Nevada corporation to a Delaware corporation; (2) to authorized an amendment and restatement of our Certificate of Incorporation that, among other things, changed our name from “Vantage Health” to “Vantage mHealthcare, Inc.,” increased the authorized capital stock from 250,000,000 to 500,000,000 shares, reclassified such capital stock into 450,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001, and provided for other changes regarding certain corporate governance matters.

We believe that the conversion of our company will benefit us and our stockholders because (i) Delaware corporate law is more comprehensive, widely used and extensively interpreted than other state corporate laws, including Nevada corporate law, (ii) Delaware law is a preferred jurisdiction for the purpose of raising capital in the financial community and (iii) Delaware law will be more beneficial to the operation of our business and will enable us to more efficiently pursue our business opportunities.

While we have no specific arrangements to raise additional capital, we decided to increase our authorized common stock and to provide for “blank-check” preferred stock to provide us with adequate flexibility for business and financial purposes in the future. The additional shares may be used for various purposes including: raising capital; providing equity incentives to employees, officers or directors; establishing strategic relationships with other companies; expanding our business through the acquisition of other businesses or products; and other purposes.

Results of operations for the three months ended December 31, 2014 and 2013

We have earned no revenues from our inception to December 31, 2014. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses increased to $552,110 for the three months ended December 31, 2014, as compared with operating expenses of $47,342 for the three months ended December 31, 2013. Our operating expenses for the three months ended December 31, 2014 mainly consisted of consulting expenses of $294,116, professional fees of $57,320, royalty expense of $25,000, and general and administrative expenses of $159,737. Our operating expenses for the three months ended December 31, 2013 mainly consisted of professional fees of $2,500, general and administrative expenses of $1,296, and stock based compensation of $43,546.

Our operating expenses increased to $1,239,504 for the six months ended December 31, 2014, as compared with operating expenses of $56,692 for the six months ended December 31, 2013. Our operating expenses for the six months ended December 31, 2014 mainly consisted of consulting expenses of $580,701, professional fees of $194,840, royalty expense of $100,000, and general and administrative expenses of $321,845. Our operating expenses for the six months ended December 31, 2013 mainly consisted of consulting expenses of $5,000, professional fees of $6,219, general and administrative expenses of $1,927, and stock based compensation of $43,546.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

Our other expenses increased to $155,934 for the three months ended December 31, 2014, as compared with other expenses of $0 for the three months ended December 31, 2013. Our increase in other expenses was mainly attributable to interest expense of $238,496, which is offset by a gain in the change in fair value due to derivative warrant and debt liability of $88,362.

Our other expenses increased to $10,374 for the six months ended December 31, 2014, as compared with other expenses of $0 for the six months ended December 31, 2013. Our increase in other expenses was mainly attributable to interest expense of $246,449, which is offset by a gain in the change in fair value due to derivative warrant liability of $255,875.

We incurred a net loss of $708,044 for the three months ended December 31, 2014, compared with a net loss of $316,353 for the three months ended December 31, 2013. Our net loss for the three months ended December 31, 2013 consisted of $47,342 from continuing operations, and $269,011 attributable to discontinued operations.

We incurred a net loss of $1,249,878 for the six months ended December 31, 2014, compared with a net loss of $334,604 for the six months ended December 31, 2013. Our net loss for the six months ended December 31, 2013 consisted of $56,692 from continuing operations, and $277,912 attributable to discontinued operations.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $120,041, consisting of cash and prepaid expenses. We had current liabilities of $1,113,475 as of December 31, 2014. Accordingly, we had negative working capital of $993,434 as of December 31, 2014.

Operating activities used $1,034,347 in cash for the six months ended December 31, 2014, as compared with $10,646 for the six months ended December 31, 2013. Our negative operating cash flow for the six months ended December 31, 2014 was mainly attributable to our net loss for the period and a gain on derivative liability, offset by the amortization of derivative debt discount and a decrease in prepaid expenses.

Financing activities for the six months ended December 31, 2014 provided $911,684 in cash, as compared with cash flows provided by financing activities of $301,296 for the six months ended December 31, 2013. Our positive cash flow for the six months ended December 31, 2013 was mainly the result of contributed capital, and the positive cash flow for the six months ended December 31, 2014 was the result of proceeds from related party debt, offset by payments on related party debt, and from convertible notes payable.

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

Through September 30, 2014, we received five tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014; $50,000 on June 11, 2014; $50,000 on July 14, 2014; and $100,000 on September 30, 2014. During the period ended December 31, 2014, we received five additional tranche disbursements of $50,000 on July 15, 2014, $100,000 on September 30, 2014, $50,000 on November 3, 2014, $50,000 on December 1, 2014, and $50,000 on December 29, 2014.

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note is due on March 30, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

As of December 31, 2014, we had $100,261 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated deficit of $9,856,734 and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended December 31, 2014, we issued 3,683,532 shares of our common stock for the conversion of a $71,875 note payable.

During the six months ended December 31, 2014, we issued 3,711,969 shares of our common stock for the conversion of a $116,943 note payable.

During the six months ended December 31, 2014, we issued 1,666,666 shares of our common stock for the partial conversion of a note payable issued on May 6, 2014.

During the six months ended December 31, 2014, we issued 540,428 shares of our common stock for services rendered.

On July 15, 2014, we granted stock warrants for 291,494 shares of our common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.143 per share.

On October 1, 2014, we granted stock warrants for 320,122 shares of our common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.123 per share.

On November 17, 2014, we granted stock warrants for 807,692 shares of our common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.049 per share.

On December 23, 2014, we granted stock warrants for 1,158,940 shares of our common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.034 per share.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage mHealthcare, Inc.

Date:	February 9, 2015

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer

