Form 10-Q
period 2015-03-31
Vantage mHealthcare, Inc.
filed 2015-05-15
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 217,339,610 as of May 14, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2015	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$69,972	$235,073
Prepaid expenses	10,528	143,259
Total current assets	80,500	378,332

Fixed Assets	11,101	-
Securities-available for sale	200	20,000

Total assets	91,801	398,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$131,086	$114,486
Convertible notes payable	286,484	71,875
Due to related parties	277,331	-
Derivative liabilities	830,564	659,934
Total current liabilities	1,525,465	846,295

Convertible debt	204,490	221,544

Total liabilities	1,729,955	1,067,839

Stockholders’ deficit
Common stock; $0.001 par value; 250,000,000 shares authorized; 216,006,277 and 189,423,721 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	216,007	189,424
Additional paid-in capital	9,187,999	7,747,925
Accumulated deficit	(11,042,160)	(8,606,856)
Total stockholders’ deficit	(1,638,154)	(669,507)

Total liabilities and stockholders’ deficit	$91,801	$398,332

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	160,274	74,089	355,114	80,308
General and administrative expenses	104,899	107,251	426,743	109,178
Officer and director compensation	680	-	42,798	-
Officer and director compensation -other	263,669	442,253	263,669	485,799
Consulting	248,695	392,067	808,320	397,067
Consulting - other	20,500	-	41,577	-
Royalty expenses	-	-	100,000	-
Total operating expenses	798,717	1,015,660	2,038,221	1,072,352

Loss from operations	(798,717)	(1,015,660)	(2,038,221)	(1,072,352)

Other income
Interest income (expense)	(179,193)	(548)	(425,642)	(548)
Gain (loss) on derivative	304,234	-	48,359	-
Unrealized loss on investment	-	(20,000)	(19,800)	(20,000)
Total other income	125,041	(20,548)	(397,083)	(20,548)

Net loss from continuing operations	$(673,676)	$(1,036,208)	$(2,435,304)	$(1,092,900)
Loss from discontinued operations	$-	$-	$-	$(277,912)
Net loss	$(673,676)	$(1,036,208)	$(2,435,304)	$(1,370,812)

Net loss per common share from continuing operations: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss per common share from discontinued operations basic and diluted	$-	$-	$-	$(0.00)
Net loss per common share: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	207,987,853	117,609,444	197,876,473	117,580,474

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE mHEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(2,435,304)	$(1,092,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	485,799
Unrealized loss on investment	19,800	20,000
Amortization of debt discount	383,661	-
Gain on derivative liability	(48,359)	-
Shares issued for services	41,577
Warrants issued for services	321,669	-
Depreciation	1,048	-
Changes in assets and liabilities
(Increase) decrease in prepaid expense	147,731	(55,950)
Increase (decrease) in accounts payable and accrued expenses	27,210	548
Net cash from operating activities	(1,540,967)	(642,503)

Cash Flows from investing
Purchase of fixed assets	(12,149)	-
Net cash used in investing activities	(12,149)	-

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	140,000
Contributed capital	-	253,154
Proceeds from exercise of stock warrants	-	200,000
Proceeds from notes payable	-	100,000
Proceeds from related party debt	1,031,677	-
Payments on related party debt	(292,662)	-
Proceeds from convertible notes payable	649,000	-
Net cash from financing activities	1,388,015	693,154

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	-	(8,903)
Cash flows from financing activities of discontinued operations	-	18,252
Net Cash (Used by) Provided by Discontinued Operations	-	9,349

Net increase (decrease) in cash	(165,101)	60,000

Cash, beginning of period	235,073	-

Cash, end of period	$69,972	$60,000

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued to settle related party debt	$461,684	$-
Shares issued for intangible assets	$8,586	$-
Common stock issued to settle debt	$248,645	$-
Reclass of derivative to APIC for converted debt	$393,082	$-
Recognition of derivative debt discount	$612,071	$-
Stock issued for available for sale of securities	$-	$60,000
Contribution to capital by payment of prepaid royalty	$-	$100,000
Reclass long term debt to short term debt	$221,544	$-

The accompanying notes are an integral part of these unaudited financial statements

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,042,160 since its inception and requires capital for its contemplated operational and marketing activities to take place. The ability of Vantage mHealthcare to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$200	$—	$—	$200
Liabilities
Derivative Financial Instruments	$—	$—	$830,564	$830,564

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$20,000	$—	$—	$20,000
Liabilities
Derivative Financial Instruments	$—	$—	$659,934	$659,934

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the consolidated balance sheets. The Company recognized net losses of $19,800 and $0 related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended March 31, 2015 and 2014, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has prepaid interest of $22,500 on short-term loans. As of March 31, 2015, the balance that remains capitalized as prepaid expenses is $10,528

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through March 31, 2015 the securities were reduced in value from $60,000 to $200 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $19,800 and $20,000 during the three and nine months ending March 31, 2015 and 2014, respectively.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2014, the Company received cash advances from its majority shareholder in the amount of $1,031,677, of which $292,662 cash and stock valued at $461,684 was repaid during the same period. As of March 31, 2015, there was a balance due to the shareholder of $277,331. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

On April 17, 2014, the Company issued a convertible promissory note in the amount of $71,875. The note was due on April 16, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

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

As of March 31, 2015, $71,875 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $90,476 resulting in a gain on derivative liabilities of $8,259.

As of March 31, 2015, in accordance with the terms of the Note, the holder fully converted the note for 3,683,532 shares of common stock valued at $71,875.

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note was due on March 30, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the Company has not converted any portion of this note into shares of common stock. During the nine months ended March 31, 2015, $12,500 of the debt discount has been amortized.The note matured on March 30, 2015. On April 6, 2015, the holder of the note exercised his right to convert $20,000 of the note balance into 1,333,333 shares of common stock.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the year ending June 30, 2014 and $3,667 and $7,500 for the three and nine months ending March 31, 2015. As of March 31, 2015 the remaining prepaid interest balance was $0.

On March 30, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $70,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,014 and initial loss of $14 based on the Black Scholes Merton pricing model.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

As of March 31, 2015, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at March, 31 2015 is $70,681 resulting in a loss on the change in fair value of the derivative of $667. The Note is shown net of a debt discount of $0 at March 31, 2015.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not become convertible. During the nine months ended March 31, 2015, $4,627 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $7,873 at March 31, 2015.

During the nine months ended March 31, 2015, the Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the year ending June 30, 2014 and $1,859 and $2,771 for the three and nine months ending March 31, 2015. As of March 31, 2015 the remaining prepaid interest balance was $4,729.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not become convertible. During the nine months ended March 31, 2015, $3,403 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $9,097 at March 31, 2015.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the year ending June 30, 2014 and $1,869 and $2,036 for the three and nine months ending March 31, 2015. As of March 31, 2015, the remaining prepaid interest balance was $5,464.

On January 13, 2015, the Company issued a short-term convertible promissory note in the amount of $74,000. The note is due on October 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three quoted prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not become convertible.

On January 26, 2015, the Company issued a convertible promissory note giving the Company the option of taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of $25,000. Therefore, the funds available to the Company will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended March 31, 2015, the Company has received one tranche disbursements of $75,000 on January 26, 2015.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

During the nine months ended March 31, 2015, $658 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $6,842 at March 31, 2015.

On January 26, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $82,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $135,740 and initial loss on derivative liabilities of $53,240 based on the Black Scholes Merton pricing model.

As of March 31, 2015, $7,233 of the debt discount has been amortized. The fair value of the derivative liability at March, 31 2015 is $128,958 resulting in a gain on the change in fair value of the derivative of $6,783. The Note is shown net of a debt discount of $75,267 at March 31, 2015.

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

During the nine months ended March 31, 2015, the Company received six additional tranche disbursements of $50,000 on July 15, 2014, $100,000 on September 30, 2014, $50,000 on November 3, 2014, $50,000 on December 1, 2014, $50,000 on December 29, 2014, and $50,000 on February 2, 2015.

The following details the disbursements as of March 31, 2015:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - March 31, 2015
April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	4,443	$59,827	-
June 11, 2014	55,384	4,043	None	55,384
July 16, 2014	55,384	3,132	None	55,384
September 30, 2014	110,768	4,419	None	110,768
November 3, 2014	55,384	1,797	None	55,384
December 1, 2014	55,384	1,457	None	55,384
December 29, 2014	55,384	1,117	None	55,384
February 2, 2015	55,384	692	None	55,384
Unamortized Original Issue Discount	(27,474)	-		(27,474)
	$581,758	$27,265		415,598

During the three and nine months ended March 31, 2015, $5,881 and $10,214 of the debt discount related to the outstanding trances was amortized, respectively. The Note is shown net of an unamortized debt discount of $27,474.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that three tranches received on April 21, 2014, May 6, 2014, June 11, 2014, July 16, 2014, and September 30, 2014, were convertible during the nine months ended March 31, 2015, and as such fall under ASC 815.

In accordance with the terms of the Note, the holder fully converted the tranche issued on April 21, 2014 during the nine months ended March 31, 2015 for 3,711,969 shares of common stock for principal and accrued interest of $116,943. The Company recorded a debt discount in the amount of $110,776 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $192,038 and an initial loss of $81,262 based on the Black Scholes Merton pricing model.

As of March 31, 2015, $110,776 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $209,614.

On October 21, 2014, the Note issued on May 6, 2014 became convertible at the option of the holder, On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $95,215 and an initial loss of $39,831 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder has fully converted the trance during the nine months ended March 31, 2015 for 4,943,581 shares of common stock for principal and interest of $59,827.

As of March 31, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $92,993.

On December 8, 2014, the Note issued on June 11, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $90,678 and initial loss on derivative liability of $35,294 based on the Black Scholes Merton pricing model.

As of March 31, 2015, $17,007 of the debt discount has been amortized. The fair value of the derivative liability at March, 31 2015 is $88,039 resulting in a loss on the change in fair value of the derivative of $2,639. The Note is shown net of a debt discount of $38,377 at March 31, 2015.

On January 12, 2015, the Note issued on July 16, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $91,094 and initial loss on derivative liability of $35,710 based on the Black Scholes Merton pricing model.

As of March 31, 2015, $11,707 of the debt discount has been amortized. The fair value of the derivative liability at March, 31 2015 is $99,884 resulting in a loss on the change in fair value of the derivative of $8,790. The Note is shown net of a debt discount of $43,677 at March 31, 2015.

On March 29, 2015, the Note issued on September 30, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $110,768 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $182,755 and initial interest expense of $71,987 based on the Black Scholes Merton pricing model.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

As of March 31, 2015, $604 of the debt discount has been amortized. The fair value of the derivative liability at March, 31 2015 is $209,788 resulting in a loss on the change in fair value of the derivative of $27,033. The Note is shown net of a debt discount of $110,164 at March 31, 2015.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	March 31, 2015
Risk free interest rate	0.02-3.26%
Expected term (years)	0.01-2.00
Expected volatility	40-312%
Expected dividends	0%

None of the other convertible notes amounting to $435,536 are derivative as the above referenced convertible notes are not convertible as of March 31, 2015.

NOTE 7 – COMMON STOCK

On August 25, 2014, the Company issued 2,586,206 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into Vantage mHealthcare common stock in a cashless transaction. The fair value of the common shares is $291,983. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

During the nine months ended March 31, 2015, the Company issued 3,683,532 shares of common stock with a fair value of $71,875 for the conversion of a $71,875 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $90,476. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the nine months ended March 31, 2015, the Company issued 3,711,969 shares of common stock with a fair value of $116,943 for the conversion of a $116,943 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $209,614. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the nine months ended March 31, 2015, the Company issued 1,666,666 shares of common stock with a fair value of $25,000 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $40,350. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the nine months ended March 31, 2015, the Company issued 540,428 shares of common stock for services with a fair value of $21,077.

During the nine months ended March 31, 2015, the Company issued 4,616,840 shares of common stock for the settlement of related party debt with a fair value of $461,684.

During the nine months ended March 31, 2015, the Company issued 500,000 shares of common stock for services with a fair value of $20,500.

During the nine months ended March 31, 2015, the Company issued 3,276,915 shares of common stock with a fair value of $34,827 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $52,643. The conversion of the derivative liability has been recorded through additional paid-in capital.

On January 27, 2015, the Company issued 6,000,000 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into Vantage mHealthcare common stock in a cashless transaction. The fair value of the common shares is $300,000. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The derivative liability related to the warrants as of March 31, 2015 was $233,215 and the Company recorded a loss in the change in fair value due to derivative warrant liability of $32,325.

Over the life of the derivative liability the Company has recorded a net gain in the change in fair value due to derivative warrant liability of $77,745.

VANTAGE MHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%- 1.76%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	March 31, 2015
Risk free interest rate	1.37%
Expected term (years)	5
Expected volatility	224%
Expected dividends	0%

On July 1, 2014 the Company granted stock warrants for 200,000 shares of common stock for services. These warrants had an expiration date of July 1, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.29/share, the exercise price is $0.12495/share, the value of the issuance is $58,000.

On January 15, 2015, the Company granted stock warrants for 8,000,000 shares of common stock for services. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $263,669.

NOTE 9 – COMMITMENTS

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. Royalties owed for 2014 have been paid in advance by a related party and will not be charged to Vantage mHealthcare, with the next Vantage mHealthcare payment due in 2015.

During the year ended June 30, 2014 The Company expensed $1,184,251 under this agreement of which $854,251 was paid directly to the Parent Company who in turned paid NASA for fees under this agreement.

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the nine months ending March 31, 2015 $100,000 of the royalties were recognized as an expense.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and $2,500 in prepaid interest. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. On April 6, 2015, the holder of the note exercised his right to convert $20,000 of the note balance into 1,333,333 shares of common stock.

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

We have plans to deliver 100 Health Sensors over the next month to hospitals and research facilities in the United States and New Zealand, advancing to the next phase of our research and development process, in order to prepare for human clinical trials.

Over the past six months, we have invested a great deal of time, effort, and resources in improving the ergonomic design of the hand-held device; adding blue-tooth communication capabilities to the unit, increasing the sensitivity of the nanotube-based chemical sensors, refining the software algorithms used to interpret the raw sensor data, and automating the production of the critical components.

Several variations of ergonomic fittings used to capture breath exhaled by patients were designed, manufactured, tested, and optimized to produce a device appropriate for initial testing. Blue-tooth communication capabilities allow the hand-held unit to communicate in real-time to smart-phones, tablets, and laptops. Several new nanomaterials used to sense airborne VOCs were created, tested, and enhanced to improve the sensitivity of the device in detecting biomarkers containing a critical VOC exhaled in low levels by many patients needing an easy-to-use, non-invasive tool for an early screening of their medical condition. An early detection of disease, while treatments can still be initiated before the disease becomes terminal, will help them fight their condition. The proprietary software algorithm used to interpret the raw sensor data in the lab setting is now being translated into apps that will soon allow real-time data interpretation using the portable displays on smart-phones, tablets and laptops. Lastly, automating the production allows us to quickly scale up production for much larger volumes needed to meet future testing and production goals.

These developments are bringing the disruptive technology closer to market, where they will be used to screen for specific diseases by detecting VOCs known by medical experts to be exhaled by patients with medical conditions such as cancer. We have worked diligently with our many science partners to overcome some engineering challenges and looks forward to testing in more hospitals and research facilities around the world.

Recently, we have decided to work in conjunction with our majority shareholder, Nanobeak and NASA, to develop a mobile app to be used in connection with our sensor that will enable law enforcement to screen for marijuana use and deliver in-the-moment results to the officer’s smartphone, tablet or laptop in the field. We will not be distracted from our current efforts and resources in continuing to develop early lung cancer detection and detection for other diseases. The ability to go-to-market will be much faster than the process required for obtaining FDA approval for our lung cancer screening technology because the marijuana detection sensor for use by law enforcement will be exempt from the FDA approval process. With our President’s background and relationships, we believe we have an advantage when entering the law enforcement market with this product.

Results of operations for the three and nine months ended March 31, 2015 and 2014

We have earned no revenues from our inception to March 31, 2015. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses decreased to $798,717 for the three months ended March 31, 2015, as compared with operating expenses of $1,015,660 for the three months ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 mainly consisted of warrant compensation to our officers and directors of $263,669, consulting expenses of $248,695, professional fees of $160,274 and general and administrative expenses of $104,899. Our operating expenses for the three months ended March 31, 2014 mainly consisted of officer and director compensation of $442,253, consulting expenses of $392,067, professional fees of $74,089 and general and administrative expenses of $107,251.

Our operating expenses increased to $2,038,221 for the nine months ended March 31, 2015, as compared with operating expenses of $1,072,352 for the nine months ended March 31, 2014. Our operating expenses for the nine months ended March 31, 2015 mainly consisted of consulting expenses of $808,320, general and administrative expenses of $426,743, warrant compensation to our officers and directors of $263,669, professional fees of $355,114 and royalty expenses of $100,000. Our operating expenses for the nine months ended March 31, 2014 mainly consisted of consulting expenses of $397,067, general and administrative expenses of $109,178, officer and director compensation of $485,799 and professional fees of $80,308.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

We recognized other income of $125,041 for the three months ended March 31, 2015, as compared with other expenses of $20,548 for the three months ended March 31, 2014. Our income in 2015 was mainly attributable to Interest expense of $179,193, which was offset by the gain in the change in fair value due to derivative warrant liabilities of $304,234.

Our other expenses increased to $397,083 for the nine months ended March 31, 2015, as compared with other expenses of $20,548 for the nine months ended March 31, 2014. Our increase in other expenses was mainly attributable to interest expense of $425,642 and unrealized loss on investment of $19,800, which was offset by a gain in the change in fair value due to derivative warrant liabilities of $48,359.

We incurred a net loss of $673,676 for the three months ended March 31, 2015, compared with a net loss of $1,036,208 for the three months ended March 31, 2014.

We incurred a net loss of $2,435,304 for the nine months ended March 31, 2015, compared with a net loss of $1,370,812 for the nine months ended March 31, 2014. Our net loss for the nine months ended March 31, 2014 consisted of $1,092,900 from continuing operations, and $277,912 attributable to discontinued operations.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $80,500, consisting of cash and prepaid expenses. We had current liabilities of $1,525,465 as of March 31, 2015. Accordingly, we had negative working capital of $1,444,965 as of March 31, 2015.

Operating activities used $1,540,967 in cash for the nine months ended March 31, 2015, as compared with $642,503 for the nine months ended March 31, 2014. Our negative operating cash flow for the nine months ended March 31, 2015 was mainly attributable to our net loss for the period and a gain on derivative liability, offset by the amortization of derivative debt discount, warrants issued for services and a decrease in prepaid expenses.

Investing activities used $12,149 in cash for the nine months ended March 31, 2015 associated with the purchase of fixed assets, as compared with no cash used in investing activities for the nine months ended March 31, 2014.

Financing activities for the nine months ended March 31, 2015 provided $1,388,015 in cash, as compared with cash flows provided by financing activities of $693,154 for the nine months ended March 31, 2014. Our positive cash flow for the nine months ended March 31, 2014 was mainly the result of contributed capital, proceeds from the sale of common stock, notes payable and related party debt, and the positive cash flow for the nine months ended March 31, 2015 was the result of proceeds from related party debt, offset by payments on related party debt.

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

Through March 31, 2015, we received nine tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014; $50,000 on June 11, 2014; $50,000 on July 15, 2014; $100,000 on September 30, 2014; $50,000 on November 3, 2014, $50,000 on December 1, 2014; $50,000 on December 29, 2014; and $50,000 on February 2, 2015.

The note holder converted the initial tranche made April 21, 2014 into 3,711,969 shares of common stock for principal and accrued interest of $116,943. The note holder also converted a portion of second tranche made on May 6, 2014 into 4,943,581 shares of common stock for principal and accrued interest of $59,827.

On October 1, 2014, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note matured on March 30, 2015. On April 6, 2015, the holder of the note exercised his right to convert $20,000 of the note balance into 1,333,333 shares of common stock.

On November 17, 2014, we issued a short-term convertible promissory note in the amount of $70,000. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not been converted into shares of common stock. The note is due on November 14, 2015.

On December 23, 2014, we issued a short-term convertible promissory note in the amount of $70,000. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not been converted into shares of common stock. The note is due on December 18, 2015.

On January 13, 2015, we issued a short-term convertible promissory note in the amount of $74,000. The note is due on October 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2015, the note has not been converted into shares of common stock.

On January 26, 2015, we issued a convertible promissory note giving us the option of taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of 10% per tranche and an additional expense fee of $25,000. Therefore, the funds available to us will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received us. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. We have received one tranche disbursements of $75,000 on January 26, 2015. As of March 31, 2015, the note has not been converted into shares of common stock.

As of March 31, 2015, we had $69,972 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of $11,042,160 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

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

On January 15, 2015, we granted warrants for 8,000,000 shares of common stock for services rendered. These warrants expire on January 1, 2020 and have an exercise price of $0.05 per share.

On January 27, 2015, we issued 6,000,000 shares of common stock to Nanobeak in connection with the exercise of a cashless warrant.

In March of 2015, we issued 4,616,840 shares of our common stock at a premium price of $0.10 equal to $461,684 to Nanobeak in exchange for full cancellation of its debt in our company.

During the quarter ended March 31, 2015, we issued 500,000 shares of common stock for services with a fair value of $20,500.

During the quarter ended March 31, 2015, we issued 3,276,915 shares of common stock with a fair value of $34,827 for the partial conversion of a note payable issued on May 6, 2014.

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

Vantage mHealthcare, Inc.

Date: May 15, 2015	By:	/s/ Joseph C. Peters
	Name:	Joseph C. Peters
	Title:	Chief Executive Officer

