Form 10-K
period 2015-06-30
Nano Mobile Healthcare, Inc.
filed 2015-10-13
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55155

Nano Mobile Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-0659770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 15th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (713) 973-5738

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $406,366

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 162,546,331  shares of common stock as of September 21, 2015

PART I

Item 1. Business

Company Overview

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

Since the change of control, we have implemented a new business plan. On January 1, 2014, Nanobeak entered into a License Agreement (the “License Agreement”) with the National Aeronautics and Space Administration (“NASA”) pursuant to which Nanobeak was granted a royalty-bearing, non-transferable license (the “License”) to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories.

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

As a result of the License Agreement and Sublicense Agreement, we are now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing methods.

We have been developing a low cost point-of-care screening device that will detect and analyze common components from human breath and provide an early indication of chronic diseases such as heart failure and various forms of cancer, as well as contagious diseases such as strep throat. The principles of operation are driven by technology developed by NASA. The sensor can connect via Bluetooth to any capable smart device running an iOS or Android operating system. Development efforts on the sensor were concluded and the device is now in a clinical environment. The final development stage for the healthcare sensor will be formal clinical trials and ultimately to obtain FDA approval.

The current Breathalyzer has a small footprint and can easily be operated by anyone with minimal instruction. State-of-the art engineering design techniques, advanced nanotechnology, and bio-informatics have been combined to create the following three main pieces of the device that is now being used to collect sample data from test patients for certain key biomarkers in a clinical setting:

1.	Breath Capture Device – This component of the device attaches to the sensor module, captures breath from patient’s mouth, pre-filters the breath, and sends it to the sensor module at a controlled flow rate. Recent design improvements to the Breath Capture Device include the capability to simultaneously monitor respiratory rate, lung function, heart rate, and core body temperature. Iterations of the current design, which were optimized, using CAD (computer-aided design) and flow simulation tools, will soon be manufactured and tested using rapid prototyping techniques (3D printing).

2.	Sensor Module – This component of the device contains an array filled with dozens of micro-fabricated nanomaterial-based chemical sensors, device hardware, and a battery pack. Each of these individual sensors is coated with specially formulated sensing materials that will show high sensitivity and specificity towards detecting biomarkers known by medical experts to be associated with particular diseases. Thus, the device will be used to simultaneously quantify levels of critical biomarkers exhaled by patients, record other medically relevant patient data (respiratory rate, core body temperature, and heart rate), and document experimentally relevant conditions (humidity, temperature, and pressure). Patient data collected by the Sensor Module will be sent to an iOS or Android smart device via Bluetooth, where it is collected, further processed, compared to an existing data library, and analyzed by our iOS/Android app. Design challenges that previously delayed critical milestones have been solved. Sensor Modules have been delivered to clinical researchers and preliminary data is being collected and analyzed. This data will be used to calibrate the device and quantify specific VOC’s known to be associated with the disease conditions that will be targeted first.

3.	App/Software for the Smart Devices – This essential component of the device communicates with smart devices using a proprietary iOS/Android app, is used to interpret and present the results collected by the Sensor Module, and can easily be updated as the medical team collects more sample calibration data. It can also be calibrated to detect other diseases when sample data for those are collected. Each time a test is run on the breath capture device, data received by the app will be seamlessly pre-processed and post-processed through the algorithm and in nearly real-time a conclusive summary result will be provided on the device and/or sent/shared with Physicians via phone or Internet connections.

The sensor and related devices will ultimately be used to demonstrate an integrated approach that can be used to collect data from human breath and evaluate it for early disease screening purposes, effectively linking experts in the field, data scientists, and decision makers with results generated in real-time.

We have entered into a Strategic Partnership with Scripps Translational Sciences Institute (STSI) to assist in the development, advancement, and commercialization of the mobile technology. Scripps will also provide the testing, evaluation, and detection of certain combinations of Volatile Organic Compounds (VOCs) known as the breath signature and will assist in managing our clinical trials in partnership with several other research hospitals in the United States. These clinical trials will support the 510K that will be submitted to the FDA. It is expected that the contemplated clinical trials will take approximately four months with another four months expected for the 510K process within the FDA. We have not yet started the clinical trials. The clinical trials can cost as much as $5,000,000. We will first have to raise the money to commence the trials.

We have also entered into a Strategic Partnership with Theranostics Laboratory, a translational research company, with offices in the USA and New Zealand. Theranostics laboratory was founded at the Cleveland Clinic in 2010 and works on subcontracted research, in collaboration with the Auckland Bioengineering Institute (ABI), in New Zealand, and with NASA (via NASA Grant NCC 9-58).

The Auckland Bioengineering Institute is recognized as a world-leader in the field of personalized modeling and is part of the international Virtual Physiologic Human (VPH) project. The Institute has successfully commercialized numerous mHealth technologies, including wireless telemetry systems, wearable sensors and a needle-free injectable system into the US market.

The partnership between the Theranostics laboratory and the Auckland Bioengineering Institute (ABI) is a strategic alliance for us through which the lab will act as principal investigators for us in the areas of mobile strep detection, mobile virus detection and other related areas including breath sample conditioning methodologies. The partnership gives us access to world-class expertise and skill in the field of personalized modeling. It also provides us with cost-efficiencies working across multiple time zones, as well as insight into the Australasian MedTech market.

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

We have been in discussions with manufacturers in the United States and China, but have not as yet come to a definitive agreement.

Competition

Disease Screening

Following years of research, a number of companies are now in prototype phase with devices that can test the chemical compounds in a person’s breath and identify the early stages of disease. Entry to this market is expected to continue and sharply rise as more prototypes emerge and begin to gain market entry with commercialized products. While companies in development tend to be small and privately owned, there has been entry by larger publicly owned companies that have greater financial reserves, distribution channels and more experience in commercialization. Acquisitions and collaborations by and companies seeking a competitive advantage also affect the competitive environment. This is a global market and we are seeing the emergence of companies bringing competitive solutions from different parts of the world. So far, we do not have a completed product or an established customer base and we expect to encounter competition as we enter the market.

To management’s knowledge, technology similar to our technology is currently in development by other potential competitors. Management believes that our product will be sufficiently distinguishable from these products in terms of price and platforms of use such as any smartphone or tablet. The sensor and the app will need FDA approval when used for disease screening and there is no assurance at this time that the FDA will approve our technology.

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

The end users of the sensor and mobile app will initially be health care providers such as medical doctors, nurse practitioners and physician assistants. As stated above, we plan to ask the FDA for approval to market our device to the consumer as well as healthcare providers. We have no assurance that the FDA will approve the sensor.

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

Employees

As of the date of this filing we have 18 employees and consultants, both full and part time, several of which are shared with NASA. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

Item 2. Properties

We neither own nor lease any real or personal property. We maintain our offices at 3 Columbus Circle, 15th Floor New York, NY 10019. The property has a six month lease agreement ending on June 30, 2015. Under the terms of the lease we pay a fixed fee of $8,795 per month and the lease automatically renews for a six -month terms upon expiration, with the fixed fee increased by 5%. Future lease payments related to our office leases as of June 30, 2015 are as follows:

2015	$55,409
Total	$55,409

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “VNTH” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2015
Quarter Ended	High $	Low $
June 30, 2015	.05	.019
March 31, 2015	.052	.0284
December 31, 2014	.155	.0345
September 30, 2014	.2501	.055

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	.272	.06
March 31, 2014	.1401	.0603
December 31, 2013	.055	.0023
September 30, 2013	.0086	.003

On September 21, 2015 the last sales price per share of our common stock on the OTCQB was $0.0025.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 21, 2015, we had 162,546,331 shares of our common stock issued and outstanding, held by sixty-eight (68) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

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

Unregistered Sales of Equity Securities

On August 25, 2014, we issued 2,586,206 common shares for the conversion of Nanobeak, LLC’s (“Nanobeak”) common shares of stock when Nanobeak exercised its stock warrant and converted its holdings into our common stock in a cashless transaction.

On August 25, 2015, we entered into an exchange agreement (the “Exchange Agreement”) with Nanobeak, pursuant to which Nanobeak exchanged 117,366,840 shares of our common stock in exchange for 23,473,368 shares of our Series A Convertible Preferred Stock.

During the year ended June 30, 2015, we issued 3,683,532 shares of common stock with a conversion price of $71,875 for the conversion of a $71,875 note payable.

During the year ended June 30, 2015, we issued 3,711,969 shares of common stock with a conversion price of $116,943 for the conversion of an $116,943 note payable.

During the year ended June 30, 2015, we issued 1,666,666 shares of common stock with a conversion price of $25,000 for the partial conversion of a note payable issued on May 6, 2014.

During the year ended June 30, 2015, we issued 540,428 shares of common stock for services with a fair value of $21,077.

During the year ended June 30, 2015, we issued 4,616,840 shares of common stock for the settlement of related party debt with a fair value of $461,684.

During the year ended June 30, 2015, we issued 500,000 shares of common stock for services with a fair value of $20,500.

During the year ended June 30, 2015, we issued 1,000,000 shares of common stock for services with a fair value of $42,600.

During the year ended June 30, 2015, we issued 3,276,915 shares of common stock with a conversion price of $34,827 for the partial conversion of a note payable issued on May 6, 2014.

On February 27, 2015, we issued 6,000,000 common shares for the conversion of Nanobeak’s common shares of stock when Nanobeak exercised their stock warrant and converted their holdings into our common stock in a cashless transaction.

On May 4, 2015, we issued 2,520,307 common shares for the conversion of Nanobeak’s common shares of stock when Nanobeak exercised their stock warrant and converted their holdings into our common stock in a cashless transaction.

During the year ended June 30, 2015, we issued 3,789,297 shares of common stock with a conversion price of $56,000 for the partial conversion of a note payable issued on October 1, 2014.

During the year ended June 30, 2015, we issued 4,404,515 shares of common stock with a conversion price of $35,000 for the partial conversion of a note payable issued on November 17, 2014.

On July 1, 2014, we granted stock warrants for 200,000 shares of common stock for services, which vested immediately. These warrants had an expiration date of July 1, 2019 and an exercise price is $0.12495/share.

On July 15, 2014, we granted stock warrants for 291,494 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have an expiration date of July 15, 2019, and an exercise price of $0.0143/share.

On October 1, 2014 we granted stock warrants for 320,122 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.123/share.

On November 17, 2014, we granted stock warrants for 807,692 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.049/share.

On December 23, 2014, we granted stock warrants for 1,158,940 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.034/share.

On January 15, 2015, we granted stock warrants for 8,000,000 shares of common stock for services, which vested immediately. These warrants had an expiration date of January 15, 2020, and an exercise price of $0.05/share.

On April 15, 2015, we granted stock warrants for 1,185,102 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.017/share.

On June 7, 2015, we granted stock warrants for 2,187,500 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.009/share.

On June 19, 2015, we granted stock warrants for 1,125,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.009/share.

On June 28, 2015, we granted stock warrants for 5,357,143 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and an exercise price of $0.008/share.

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

Results of Operations for the years ended June 30, 2015 and 2014

Revenues

We have not generated revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Operating Expenses

Operating expenses decreased to $2,458,154 for the year ended June 30, 2015 from $6,629,026 for the year ended June 30, 2014. Our operating expenses for the year ended June 30, 2015 consisted mainly of consulting expenses of $913,180, general and administrative expenses of $443,982, professional fees in the amount of $475,855, warrant compensation to our officers and directors of $321,669, royalty expenses of $133,684 and officer and director compensation of $85,607. In comparison, our operating expenses for the year ended June 30, 2014 consisted mainly of other compensation of $4,298,750, consulting expenses of $570,099, other consulting fees of $342,326, office expenses/ salaries and wages of $186,923, officer and director compensation of $107,057, professional fees of $176,935, royalty expense of $854,251, and travel and entertainment of $92,594.

We had $3,977,081 less in warrant compensation to officers and directors in 2015 than in 2014. This along with less spend in royalties was the main reason for our decrease in operating expenses. For 2016, we anticipate our operating expenses will increase over 2015 as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

Other Income/Expenses

Other income was $4,090,344 for the year ended June 30, 2015, as compared with other expenses of $1,003,966 for the year ended June 30, 2014. Other income in 2015 was mainly attributable to a gain in the change in fair value due to derivative warrant liability of $4,775,161, offset mainly by interest expense of $665,217. Other expenses in 2014 were mainly attributable to interest expenses of $315,036, derivative loss of $418,930, equity swap loss of $230,000, and unrealized loss on investment of $40,000 incurred in the year ended June 30, 2014.

Net Income

We incurred net income of $1,632,190 for the year ended June 30, 2015, compared to a net loss of $7,910,903 for the year ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $291,623, consisting of cash and prepaid expenses. We had current liabilities of $3,603,189 as of June 30, 2015. Accordingly, we had negative working capital of $3,311,566 as of June 30, 2015.

Operating activities used $1,807,072 in cash for year ended June 30, 2015, as compared with $2,718,714 for the year ended June 30, 2014. Our negative operating cash flow for the year ended June 30, 2015 was mainly attributable to a derivative gain, offset mainly by our net income, the amortization of derivative debt discount, warrants issued for services and gain in prepaid expenses and accounts payable and accrued expenses.

Investing activities used $12,149 in cash for the year ended June 30, 2015 associated with the purchase of fixed assets, as compared with no cash used in investing activities for the year ended June 30, 2014.

Financing activities for the year ended June 30, 2015 provided $1,834,134 in cash, as compared with cash flows provided by financing activities of $2,631,260 for the year ended June 30, 2014. Our positive cash flow for the year ended June 30, 2015 was mainly the result of proceeds from related party debt and convertible notes offset by payments on related party debt.

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

Through June 30, 2015, we received nine tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014; $50,000 on June 11, 2014; $50,000 on July 16, 2014; $100,000 on September 30, 2014; $50,000 on November 3, 2014, $50,000 on December 1, 2014; $50,000 on December 29, 2014; and $50,000 on February 2, 2015.

On July 20, 2015, we entered into a settlement agreement with the holder of the convertible note entered into on April 18, 2014. Under the agreement the note holder agreed to not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the holder agrees not to sell any shares of our common stock having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of our common stock that it owns.

Under the agreement we agreed to a penalty in relation to the note in the amount of $95,000 which has been accrued as of June 30, 2015; to release the holder from its obligation to advance additional funds to us; and to pay or refinance the amount due under the note plus accrued interest in four installment payments due on July 20, 2015, August 10, 2015, September 14, 2015 and October 12, 2015.

In respect of prepayment penalties payable to the holder pursuant to the Note, we agreed to issue to the Holder additional convertible promissory notes with each having the same form, terms, and conditions as the original note. The value of the notes, which are due by each installment payment date, are equal to 30% of the payment delivered.

After refinancing the payments due on July 20, 2015 and August 10, 2015, we and the noteholder agreed to allow the note holder to convert the notes as agreed upon in the original note agreement. As such, in accordance with the agreement we only issued two additional notes related to the prepayment penalty discussed above.

Subsequent to year end we issued 10,649,641 shares of common stock in conversion of $37,274 of the note refinanced on July 20, 2015 to the new note holder.

On October 1, 2014, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note matured on March 30, 2015. Through June 30, 2015, the holder of the note exercised his right to convert $56,000 of the note balance into 3,789,297 shares of common stock. On July 31, 2015, we issued 2,222,222 shares for the conversion of $14,000 of the note payable.

On November 17, 2014, we issued a short-term convertible promissory note in the amount of $70,000. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. Through June 30, 2015, the holder of the note exercised his right to convert $35,000 of the note balance into 4,404,515 shares of common stock. Subsequent to year end, we issued 8,695,652 shares for the conversion of $20,000 of the note payable. The note is due on November 14, 2015.

On December 23, 2014, we issued a short-term convertible promissory note in the amount of $70,000. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not been converted into shares of common stock. The note is due on December 18, 2015.

On January 13, 2015, we issued a short-term convertible promissory note in the amount of $74,000. The note is due on October 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not been converted into shares of common stock. Subsequent to year end, we issued 15,175,260 shares for the conversion of $76,960 of the note payable and accrued interest.

On January 26, 2015, we issued a convertible promissory note giving us the option of taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of 10% per tranche. Therefore, the funds available to us will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by us. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. We have received one tranche disbursements of $75,000 on January 26, 2015. As of June 30, 2015, the note has not been converted into shares of common stock. Subsequent to year end, we issued 15,500,000 shares for the conversion of $27,720 of the note payable.

On April 15, 2015, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On May 20, 2015, we issued a convertible promissory note in the amount of $43,000 for $43,000 cash. The note is due on February 22, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of our common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) quoted price for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On June 7, 2015, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On June 19, 2015, we issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On June 28, 2015, we issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. As of June 30, 2015, the note has not become convertible.

On June 29, 2015, we issued a convertible promissory note in which we will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $100,000. There is an original discount component of $10,000. Therefore, the funds available to us will be $90,000 and the liability (net of interest) will be $100,000 when all disbursements have been received by us. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 15% per annum. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lesser of $0.02 per share or 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading days immediately preceding the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $30,000 on June 29, 2015.

On June 29, 2015, the first trance became convertible at the option of the holder.

On August 3, 2015, we issued a convertible promissory note in the amount of $75,000, in which we received $50,000 cash. The note was due on December 28, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

On August 12, 2015, we issued a convertible promissory note in the amount of $50,000, in which we received $48,000 cash. The note was due on February 12, 2016 and bears interest at 12% per annum. The loan is secured by shares of our common stock. The loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lower of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date or 50% to the lowest trading price on the 30th day after the funding of the note.

As of June 30, 2015, we had $249,986 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have incurred cumulative net losses of $6,974,666 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2015 and 2014
F-3	Statements of Operations for the years ended June 30, 2015 and 2014
F-4	Statements of other Comprehensive Income (Loss) for the years ended June 30, 2015 and 2014
F-5	Statement of Stockholders’ Deficit for years from June 30, 2013 to June 30, 2015
F-6	Statements of Cash Flows for the years ended June 30, 2015 and 2014
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of:

Nano Mobile Healthcare, Inc.

New York, NY

We have audited the accompanying balance sheets of Nano Mobile Healthcare, Inc. (the Company) as of June 30, 2015 and 2014, and the related statements of operations, statements of other comprehensive income, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Mobile Healthcare, Inc. as of June 30, 2015 and 2014 and the related results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas
October 13, 2015

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$249,986	$235,073
Prepaid expenses and other current assets	41,637	143,259
Total current assets	291,623	378,332

Fixed Assets	10,670	-
Securities-available for sale	400	20,000

Total assets	302,693	398,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$366,918	$114,486
Convertible notes payable	341,585	71,875
Due to related parties	400,450	-
Derivative liabilities	2,494,236	659,934
Total current liabilities	3,603,189	846,295

Convertible debt	160,386	221,544

Total liabilities	3,763,575	1,067,839

Stockholders’ deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2015 and 2014, respectively	-	-
Common stock; $0.001 par value; 450,000,000 shares authorized; 227,720,396 and 189,423,721 shares issued and outstanding as of June 30, 2015 and 2014, respectively	227,721	189,424
Additional paid-in capital	3,286,063	7,747,925
Accumulated deficit	(6,974,666)	(8,606,856)
Total stockholders’ deficit	(3,460,882)	(669,507)

Total liabilities and stockholders’ deficit	$302,693	$398,332

See accompanying notes to these financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	For the Year Ended
	June 30, 2015	June 30, 2014

Operating expenses
Professional fees	475,855	176,935
General and administrative expenses	443,982	279,608
Officer and director compensation	85,607	107,057
Officer and director compensation - other	321,669	4,298,750
Consulting	913,180	570,099
Consulting - other	84,177	342,326
Royalty expenses	133,684	854,251
Total operating expenses	2,458,154	6,629,026

Loss from operations	(2,458,154)	(6,629,026)

Other income (expense)
Interest income (expense)	(665,217)	(315,036)
Gain (loss) on derivative	4,775,161	(418,930)
Gain (loss) on equity swap	-	(230,000)
Unrealized loss on investment	(19,600)	(40,000)
Total other income (expense)	4,090,344	(1,003,966)

Net income (loss) from continuing operations	$1,632,190	$(7,632,992)
Loss from discontinued operations	$-	$(277,911)
Net income (loss)	$1,632,190	$(7,910,903)

Net income (loss) per common share from continuing operations: basic and diluted	$0.01	$(0.06)
Net income (loss) per common share from discontinued operations: basic and diluted	$-	$(0.00)
Net income (loss) per common share: basic and diluted	$0.01	$(0.06)

weighted average common
shares outstanding: basic	201,005,605	131,638,614
diluted	273,745,757	131,638,614

See accompanying notes to these financial statements

F-3

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	For the Year Ended
	June 30, 2015	June 30, 2014

Net income (loss)	1,632,190	(7,910,903)

Foreign Currency Translation adjustment
Change in cumulative translation adjustment	-	-
Change in cumulative translation adjustment from discontinued operations	-	-
Total	1,632,190	(7,910,903)

See accompanying notes to these financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Non-Controlling	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Income (loss)	Deficit	Deficit
Balance, June 30, 2013	-	$-	80,125,000	$80,125	261,585	(305,775)	164,320	(695,953)	(495,698)
Stock issued for cash, net	-	-	24,739,555	24,740	1,931,760	-	-	-	1,956,500
Stock issued for services	-	-	64,050,000	64,050	965,710	-	-	-	1,029,760
Stock issued for intangible asset	-	-	16,905,000	16,905	(16,905)	-	-	-	-
Stock issued for securities	-	-	2,000,000	2,000	288,000	-	-	-	290,000
Stock isued for finders fees	-	-	1,604,166	1,604	(1,604)	-	-	-	-
Warrants issued for services	-	-	-	-	3,538,000	-	-	-	3,538,000
Spin-off of subsidiery	-	-	-	-	372,494	305,775	-	-	678,269
Contributed capital	-	-	-	-	408,885	-	-	-	408,885
Other comprehensive income	-	-	-	-	-	-	(164,320)	-	(164,320)
Net loss	-	-	-	-	-	-	-	(7,910,903)	(7,910,903)
Balance, June 30, 2014	-	-	189,423,721	189,424	7,747,925	-	-	(8,606,856)	(669,507)

Common stock issued to settle debt	-	-	20,532,894	20,534	319,111	-	-	-	339,645
Common stock issued to settle related party debt	-	-	4,616,840	4,617	457,067	-	-	-	461,684
Common stock issued for services	-	-	2,040,428	2,040	82,137	-	-	-	84,177
Common stock issued for for coversion of parent company stock	-	-	11,106,513	11,106	(11,106)	-	-	-	-
Warrants issued for services	-	-	-	-	321,669	-	-	-	321,669
Conversion of deriviative liability	-	-	-	-	526,870	-	-	-	526,870
Reclassifaction of tainted warrants to derivitive liability	-	-	-	-	(6,157,610)	-	-	-	(6,157,610)
Net lncome								1,632,190	1,632,190
Balance, June 30, 2015	-	-	227,720,396	227,721	3,286,063	-	-	(6,974,666)	(3,460,882)

See accompanying notes to these financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	For the Year Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$1,632,190	$(7,910,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on investment	19,600	40,000
Amortization of debt discount	495,185	27,544
(Gain) loss on derivative liability	(4,775,161)	418,930
Loss on equity swap	-	230,000
Shares issued for services	84,177	760,750
Non cash interest expense	-	241,004
Warrants issued for services	321,669	3,538,000
Depreciation	1,479	-
Changes in assets and liabilities
Prepaid expense	150,747	(143,259)
Accounts payable and accrued expenses	263,042	79,220
Net cash used in operating activities	(1,807,072)	(2,718,714)

Cash Flows from Investing Activities
Purchase of fixed assets	(12,149)	-
Net cash used in investing activities	(12,149)	-

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	1,956,500
Contributed capital	-	408,885
Proceeds from related party debt	1,285,136	-
Payments on related party debt	(423,002)	-
Proceeds from convertible notes payable	972,000	431,875
Payments on convertible notes payable	-	(166,000)
Net cash from financing activities	1,834,134	2,631,260

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities of discontinued operations	-	947,279
Cash flows from investing activities of discontinued operations	-	6,159
Cash flows from financing activities of discontinued operations	-	(555,680)
Net Cash (Used by) Provided by Discontinued Operations	-	397,758
Foreign exchange adjustment		(164,320)

Net increase (decrease) in cash	14,913	145,984

Cash, beginning of period	235,073	89,089

Cash, end of period	$249,986	$235,073

Supplemental disclosure of cash flow information
Cash paid for interest	$49,125	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued to settle related party debt	$461,684	$-
Common stock issued for for coversion of parent company stock	$11,106	$16,905
Common stock issued to settle debt	$339,645	$-
Conversion of derivative liability	$526,870	$-
Reclassifaction of tainted warrants to derivitive liability	$6,157,610	$-
Stock issued for available for sale of securities	$-	$60,000
Shares issued for finders fees	$-	$1,604
Recognition of derivative debt discount	$978,723	$27,544

See accompanying notes to these financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Nano Mobile Healthcare, Inc., formally Vantage mHealthcare, Inc (the “Company”) was incorporated in Nevada on April 21, 2010.

On October 9, 2013, the Company executed an Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations for the sale of the Company’s 51% interest in Moxisign (PTY) Ltd (“Moxisign”) with Lisa Ramakrishnan, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Ms. Ramakrishnan agreed to assume all of the debts and liabilities of Moxisign, totaling approximately $575,971. The assets and beneficial equity relief of Moxisign are valued at approximately $203,477. As a result of this transaction, we are no longer in the business of becoming a pharmaceutical distributor with the specific intention of bidding on South African government health care contracts and tenders. This line of business was sold under the Agreement and we currently no longer have any subsidiaries. We are currently evaluating alternative business opportunities.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a June 30 year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $249,986 and $235,073 of cash as of June 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures	5 - 7 Years
Computer equipment	5 - 7 Years

During the year ended June 30, 2015, the Company purchased $12,149 of furniture and equipment. The Company recognized $1,479 and $0 of depreciation expense for the year ended June 31, 2015 and 2014, respectively. The accumulated depreciation as of June 30, 2015 and 2014 are $1,479 and 0, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Financial assets and liabilities recorded at fair value in our balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,494,236	$2,494,236

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended June 30, 2014:

	Level 1	Level 2		Level 3	Total
Assets
Securities -available for sale	$20,000	$		$—	$20,000
Liabilities
Derivative Financial Instruments	$—		$—	$659,934	$659,934

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The following table presents details of the Company’s level 3 derivative liabilities as of June 30, 2015 and 2014:

Amount
Balance June 30, 2014	$659,934
Debt discount originated from derivative liabilities	978,723
Initial loss recorded	579,360
Reclassifaction of tainted warrants to derivitive liability	6,157,610
Adjustment to derivative liability due to debt conversion	(526,870)
Change in fair market value of derivative liabilities	(5,354,521)
Balance June 30, 2015	$2,494,236

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the balance sheets. The Company recognized net losses of $19,600 and $40,000 related to changes in fair value of investments for the year ended June 30, 2015 and 2014, respectively.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The following table sets forth the computation of basic and diluted net loss per share of common stock:

	June 30, 2015	June 30, 2014
Basic net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$1,632,190	$(7,910,903)
Total
Denominator:
Number of shares used in per share computation	201,005,605	131,638,614
Basic net income (loss) per share	$0.01	$(0.06)

Diluted net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$1,632,190	$(7,910,903)
Add: Interest expense avoided	43,669	$-
Add: Prepaid interest amortization avoided	19,114	$-
Adjusted Income	$1,694,973	$(7,910,903)

Denominator:
Weighted-average shares	201,005,605	131,638,614
Add:
Convertible notes payable	66,458,386	-
Warrants	6,281,766	-
Adjusted weighted average shares	273,745,757	131,638,614
Diluted net loss per share	$0.01	$(0.06)

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 2 – LIQUIDITY AND GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit of $6,974,666. The company’s ability to continue as a going concern is contingent upon the successful completion of additional debt and equity financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – PREPAID EXPENSES

During the year ended June 30, 2015, the Company incurred prepaid interest of $49,125 on convertible notes payable and $15,000 for accounting services. As of June 30, 2015 and 2014, the balance that remained capitalized as prepaid expenses is $41,637 and $143,259, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through June 30, 2015 the securities were reduced in value from $60,000 to $400 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2015 and 2014, the Company received cash advances from its majority shareholder in the amount of $1,285,136 and $0, of which $884,686 ($423,002 was repaid with cash and $461,684 with common stock) and $0 was repaid during the same period, respectively. As of June 30, 2015 and 2014, there was a balance due to the shareholder of $400,450 and $0, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

As of June 30, 2015, $71,875 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $90,476 resulting in a gain on derivative liabilities of $8,259.

As of June 30, 2015 and 2014 the note had a balance of $0   and $71,875   respectively. During the year ended June 30, 2015, in accordance with the terms of the Note, the holder fully converted the note for 3,683,532 shares of common stock.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, the Company received six additional tranche disbursements of $50,000 on July 15, 2014, $100,000 on September 30, 2014, $50,000 on November 3, 2014, $50,000 on December 1, 2014, $50,000 on December 29, 2014, and $50,000 on February 2, 2015.

On July 20, 2015, the Company entered into a settlement agreement with the holder of the convertible note. Under the agreement the note holder agreed to not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the Holder agrees not to sell any shares of common stock of the Company having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of the Company’s common stock that it owns.

Under the agreement the Company agreed to a penalty in relation to the note in the amount of $95,000 which was due and has been accrued as of June 30, 2015; to release the holder from its obligation to advance additional funds to the Company; and to pay or refinance the amount due under the note plus accrued interest in four installment payments due on July 20, 2015, August 10, 2015, September 14, 2015 and October 12, 2015.

In respect of prepayment penalties payable to the Holder pursuant to the Note, the Company agreed to issue to the Holder additional convertible promissory notes with each having the same form, terms, and conditions as the original note. The value of the notes, which are due by each installment payment date, are equal to 30% of the payment delivered.

After refinancing the payments due on July 20, 2015 and August 10, 2015, the Company and the noteholder agreed to allow the note holder to convert the notes as agreed upon in the original note agreement. As such, in accordance with the agreement Company only issued two additional notes related to the prepayment penalty discussed above.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The following details the disbursements as of June 30, 2015:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - June 30, 2015
April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	4,443	$59,827	-
June 11, 2014	55,384	5,147	None	55,384
July 16, 2014	55,384	4,236	None	55,384
September 30, 2014	110,768	6,628	None	110,768
November 3, 2014	55,384	2,901	None	55,384
December 1, 2014	55,384	2,312	None	55,384
December 29, 2014	55,384	2,005	None	55,384
February 2, 2015	55,384	1,797	None	55,384
Unamortized Original Issue Discount	(21,040)	-		(21,040)
	$588,192	$35,636		422,032

During the period ended June 30, 2014, the Company has received three tranche disbursements of $100,000 on April 21, 2014; $50,000 on May 6, 2014; and $50,000 on June 11, 2014.

The following details the disbursements as of June 30, 2014:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - June 30, 2014
April 21, 2014	$110,776	$1,724	None	110,776
May 6, 2014	55,384	680	None	55,384
June 11, 2014	55,384	243	None	55,384
Unamortized Original Issue Discount	-	-		-
	$221,544	$2,647		221,544

During the year ended June 30, 2015 and 2014, $16,648 and $27,554 of the debt discount related to the outstanding tranches was amortized, respectively.

The Notes are shown net of an unamortized original issue discount of $21,040 and $0 as of June 30, 2015 and 2014, respectively.

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that eight tranches received on April 21, 2014, May 6, 2014, June 11, 2014, July 16, 2014, and September 30, 2014, November 3, 2014, December 1, 2014, and December 29, 2014 were convertible during the year ended June 30, 2015.

In accordance with the terms of the Note, the holder fully converted the tranche issued on April 21, 2014 during the year ended June 30, 2015 for 3,711,969 shares of common stock for principal and accrued interest of $116,943. The Company recorded a debt discount in the amount of $110,776 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $192,038 and an initial loss of $81,262 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $110,776 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $209,614.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

In accordance with the terms of the Note, the holder has fully converted the tranche during the year ended June 30, 2015 for 4,943,581 shares of common stock for principal and interest of $59,827.

As of June 30, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at the date of conversion was $92,993.

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

As of June 30, 2015, $30,702 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $91,995 resulting in a loss on the change in fair value of the derivative of $1,317. The Note is shown net of a derivative debt discount of $24,682 at June 30, 2015.

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

As of June 30, 2015, $25,366 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $96,644 resulting in a loss on the change in fair value of the derivative of $5,550. The Note is shown net of a derivative debt discount of $30,018 at June 30, 2015.

On March 29, 2015, the Note issued on September 30, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $110,768 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $182,755 and initial loss on derivative liability of $71,987 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $28,069 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $213,077 resulting in a loss on the change in fair value of the derivative of $30,322. The Note is shown net of a derivative debt discount of $82,699 at June 30, 2015.

On May 2, 2015, the Note issued on November 3, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $94,120 and initial loss on derivative liability of $38,736 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $8,904 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $109,960 resulting in a loss on the change in fair value of the derivative of $15,840. The Note is shown net of a derivative debt discount of $46,480 at June 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On May 30, 2015, the Note issued on December 1, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $95,257 and initial loss on derivative liability of $39,873 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $4,666 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $115,438 resulting in a loss on the change in fair value of the derivative of $20,181. The Note is shown net of a derivative debt discount of $50,718 at June 30, 2015.

On June 29, 2015, the Note issued on December 29, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $102,520 and initial loss on derivative liability of $47,136 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $452 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $116,072 resulting in a loss on the change in fair value of the derivative of $13,552. The Note is shown net of a derivative debt discount of $54,932 at June 30, 2015.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.09-0.64%
Expected term (years)	0.45-1.01
Expected volatility	198-288%
Expected dividends	0%

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note was due on March 30, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $12,500 of the debt discount has been amortized. The note matured on March 30, 2015.

During the year ended June 30, 2015, the holder of the note exercised his right to convert $56,000 of the note balance into 3,789,297 shares of common stock. The fair value of the derivative liability related to the converted debt at date of conversion was $79,464.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the year ending June 30, 2014 and $7,500 for the year ended June 30, 2015. As of June 30, 2015 the remaining prepaid interest balance was $0.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

As of June 30, 2015, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $20,632 resulting in a loss on the change in fair value of the derivative of $30,082. The Note is shown net of a debt discount of $0 at June 30, 2015.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $7,769 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $4,731 at June 30, 2015.

During the year ended June 30, 2015, the holder of the note exercised his right to convert $35,000 of the note balance into 4,404,515 shares of common stock. The fair value of the derivative liability related to the converted debt at date of conversion was $54,323.

During the year ended June 30, 2015, the Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $4,651 and $0 for the year ending June 30, 2015 and 2014. As of June 30, 2015 and 2014 the remaining prepaid interest balance was $2,849 and $0, respectively.

On May 16, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $70,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $93,179 and initial loss of $23,179 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $17,308 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $56,108 resulting in a loss on the change in fair value of the derivative of $17,252. The Note is shown net of a derivative discount of $52,692 at June 30, 2015.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $6,562 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $5,938 at June 30, 2015.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $3,927 and $0 for the year ending June 30, 205 and 2014. As of June 30, 2015, the remaining prepaid interest balance was $3,573.

On June 21, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $70,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,711 and initial loss of $34,711 based on the Black Scholes Merton pricing model.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

As of June 30, 2015, $3,500 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $116,694 resulting in a loss on the change in fair value of the derivative of $11,983. The Note is shown net of a derivative discount of $66,500 at June 30, 2015.

On January 13, 2015, the Company issued a short-term convertible promissory note in the amount of $74,000. The note is due on October 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three quoted prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On January 26, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of $25,000. Therefore, the funds available to the Company will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended June 30, 2015, the Company has received two tranche disbursements of $75,000 on January 26, 2015 and 25,000 on April 28, 2015.

During the year ended June 30, 2015, $1,808 of the debt discount has been amortized. The Notes are shown net of an unamortized debt discount of $8,192 at June 30, 2015.

On January 26, 2015, the first trance became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $82,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $135,740 and initial loss on derivative liabilities of $53,240 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $17,517 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 was $152,892 resulting in a loss on the change in fair value of the derivative of $17,152. The Note is shown net of a derivative discount of $64,983 at June 30, 2015.

On April 28, 2015, the second trance became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $27,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $44,209 and initial loss on derivative liabilities of $16,709 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $2,373 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 was $54,756 resulting in a loss on the change in fair value of the derivative of $10,547. The Note is shown net of a debt discount of $25,127 at June 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On April 15, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $1,973 of the debt discount has been amortized and the note is shown net $7,527 in unamortized debt discount. As of June 30, 2015, the note has not become convertible.

On May 20, 2015, the Company issued a convertible promissory note in the amount of $43,000 for $43,000 cash. The note is due on February 22, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) quoted price for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2015, the note has not become convertible.

On June 7, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $595 of the debt discount has been amortized and the note is shown net $8,905 in unamortized debt discount. As of June 30, 2015, the note has not become convertible.

On June 19, 2015, the Company issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $207 of the debt discount has been amortized and the note is shown net $6,668 in unamortized debt discount. As of June 30, 2015, the note has not become convertible.

On June 28, 2015, the Company issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. During the year ended June 30, 2015, $182 of the debt discount has been amortized and the note is shown net $49,818 in unamortized debt discount. As of June 30, 2015, the note has not become convertible.

On June 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $100,000. There is an original discount component of $10,000. Therefore, the funds available to the Company will be $90,000 and the liability (net of interest) will be $100,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 15% per annum. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.02 per share or 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading days immediately preceding the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $30,000 on June 29, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, $4 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,996 at June 30, 2015.

On June 29, 2015, the first trance became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $33,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $67,818 and initial loss on derivative liabilities of $34,818 based on the Black Scholes Merton pricing model. As of June 30, 2015, $45 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $79,498 resulting in a loss on the change in fair value of the derivative of $11,680. The Note is shown net of a derivative debt discount of $32,955 at June 30, 2015.

As of June 30, 2015, the company had the below commitments related to its outstanding convertible notes payable.

Commitments:	Amount
Within one year	$801,188
After one year and within 5 years	348,384
Total	$1,149,572

NOTE 7 – COMMON STOCK

On January 9, 2015, the Company’s board of directors and shareholders authorized an increase in the Company’s authorized capital stock from 250,000,000 to 500,000,000 shares, and to reclassify such capital stock into 450,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. As of June 30, 2015 and 2014, 227,720,396 and 189,423,721 shares of common stock and 0 and 0 shares of preferred stock were issued and outstanding, respectively.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On August 25, 2014, the Company issued 2,586,206 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into the Company’s common stock in a cashless transaction. The fair value of the common shares is $291,983. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

During the year ended June 30, 2015, the Company issued 3,683,532 shares of common stock with a conversion price of $71,875 for the conversion of a $71,875 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $90,476. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 3,711,969 shares of common stock with a conversion price of $116,943 for the conversion of an $116,943 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $209,614. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 1,666,666 shares of common stock with a conversion price of $25,000 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $40,350. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 540,428 shares of common stock for services with a fair value of $21,077.

During the year ended June 30, 2015, the Company issued 4,616,840 shares of common stock for the settlement of related party debt with a fair value of $461,684.

During the year ended June 30, 2015, the Company issued 500,000 shares of common stock for services with a fair value of $20,500.

During the year ended June 30, 2015, the Company issued 1,000,000 shares of common stock for services with a fair value of $42,600.

During the year ended June 30, 2015, the Company issued 3,276,915 shares of common stock with a conversion price of $34,827 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $52,643. The conversion of the derivative liability has been recorded through additional paid-in capital.

On February 27, 2015, the Company issued 6,000,000 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into the Company’s common stock in a cashless transaction. The fair value of the common shares is $300,000. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

On May 4, 2015, the Company issued 2,520,307 common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into the Company’s common stock in a cashless transaction. The fair value of the common shares is $102,072. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

During the year ended June 30, 2015, the Company issued 3,789,297 shares of common stock with a conversion price of $56,000 for the partial conversion of a note payable issued on October 1, 2014. The note also had an associated derivative liability with a fair value on the date of conversion of $79,464  . The conversion of the derivative liability has been recorded through additional paid-in capital.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, the Company issued 4,404,515 shares of common stock with a conversion price of $35,000 for the partial conversion of a note payable issued on November 17, 2014. The note also had an associated derivative liability with a fair value on the date of conversion of $54,353  . The conversion of the derivative liability has been recorded through additional paid-in capital.

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

On July 1, 2014 the Company granted stock warrants for 200,000 shares of common stock for services, which vested immediately. These warrants had an expiration date of July 1, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.29/share, the exercise price is $0.12495/share, the value of the issuance is $58,000.

On January 15, 2015, the Company granted stock warrants for 8,000,000 shares of common stock for services, which vested immediately. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $263,669.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

During the year ending June 30, 2015 and 2014, the Company issued 12,432,992   and 2,444,261warrants, respectively for shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations until such time as the derivative warrants are exercised or expire.

We issued warrants to purchase 38,874,998 shares of common stock to non-employees during the year ended June 30, 2014, during such time the warrants were accounted for as equity. During the year end June 30, 2015, the Company issued convertible notes payable that provide for the issuance of shares of common stock that became convertible. The conversion term for the convertible notes are variable based on certain factors. As of June 30, 2015, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the warrants are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $6,157,610 in connection with the initial valuation of the derivative liability of the warrants based on the Black Scholes Merton pricing model. The derivative liability related to these warrants was $913,168 as of June 30, 2015 and had a gain of $5,244,442 related to change in valuation.

In total the derivative liability related to the warrants as of June 30, 2015 and 2014 was $1,270,470 and $659,934, respectively and the Company recorded a gain in the change in fair value due to derivative warrant liability of $5,547,074 and $418,930 during the year ended June 30, 2015 and 2014, respectively.

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%- 1.88%
Expected term (years)	5-7
Expected volatility	206-362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2015
Risk free interest rate	1.63%
Expected term (years)	5-7
Expected volatility	206.48%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2014
Risk free interest rate	1.62%
Expected term (years)	5
Expected volatility	362%
Expected dividends	0%

On April 17, 2014 the Company granted stock warrants for 1,185,192 shares of common stock in association with a long-term loan at no cost to the lender. These warrants had an expiration date of April 17, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0701/share, the value of the issuance is $106,426.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

On April 15, 2015 the Company granted stock warrants for 1,185,102 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0443/share, the exercise price is $0.017/share, the value of the issuance is $52,081.

On June 7, 2015 the Company granted stock warrants for 2,187,500 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.024/share, the exercise price is $0.009/share, the value of the issuance is $51,935.

On June 19, 2015 the Company granted stock warrants for 1,125,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.025/share, the exercise price is $0.009/share, the value of the issuance is $27,794.

On June 28, 2015 the Company granted stock warrants for 5,357,143 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.021/share, the exercise price is $0.008/share, the value of the issuance is $111,151.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Summary of warrant activity for the two years ended June 30, 2015 and 2014 is presented below:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual Life	Intrinsic
	Granted	Price	(years)	Value

June 30, 2013	$-	-	-	-

Grants	43,319,259	-	-	-
Expired		-	-	-
June 30, 2014	43,319,259	$0.06	6.17	$9,272,292

Grants	20,632,992	$0.04	5.00
Expired
June 30, 2015	$63,952,251	$0.05	5.00	$13,393

Exercise	Shares	Shares	Weighted Contractual Life	Weighted Average
Price Range	Outstanding	Exercisable	Remaining (in Years)	Exercise Price
$0.030	9,854,744	9,854,744	4.97	$0.020
$.034-.050	45,841,632	45,841,632	5.01	$0.05
$0.059-0.070	1,890,421	1,890,421	3.85	$0.059
$0.075-0.14	6,365,434	6,365,434	5.22	$0.1

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

As of June 30, 2014, the gain of $372,494, on the disposal of the subsidiary is included as additional paid in capital.

NOTE 10 – COMMITMENTS

On January 30, 2015, the Company entered into a six month lease agreement ending on June 30, 2015. Under the terms of the lease the Company pays a fixed fee of $8,795 per month and the lease automatically renews for a six -month terms upon expiration, with the fixed fee increased by 5%. Future lease payments related to the Company’s office leases as of June 30, 2015 are as follows:

2015	$55,409
Total	$55,409

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. The Company expensed $133,684 and $1,184,251, during the years ended June 30, 2015 and 2014, respectively.

NOTE 11 – INCOME TAXES

For the year ended June 30, 2015, the cumulative net operating loss carry-forward from continuing operations is approximately $6,298,981 at June 30, 2015, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$2,142,000	$1,211,000
Valuation allowance	(2,142,000)	(1,211,000)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,561,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note was due on March 30, 2015 and bears interest at 15% per annum. On July 31, 2015, the Company issued 2,222,222 shares for the conversion of $14,000 of the note payable.

On August 24, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock.

Under the terms of the Certificate of Designation, 24,000,000 shares of the Company’s preferred stock will be designated as Series A Convertible Preferred. Each share of the Series A Convertible Preferred shall be convertible into five (5) shares of Common Stock without the payment of additional consideration by the holder thereof, subject to certain terms, conditions and adjustments as described in the Certificate of Designation. The holders of Series A Convertible Preferred shall be entitled to receive any dividends before the holders of the Common Stock, in an amount at least equal to the product of (x) the dividend payable on each share of Common Stock and (y) the number of shares of Common Stock issuable upon conversion of a share of Series A Convertible Preferred, in each case calculated on the record date for determination of holders entitled to receive such dividend. Each holder of outstanding Series A Convertible Preferred shall be entitled to vote with the holders of the Common Stock, as a single class, on all matters presented to the holders of Common Stock an as-converted basis calculated as of the record date for such vote.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On August 25, 2015, the Company entered into an exchange agreement with its majority shareholder, Nanobeak, LLC, pursuant to which Nanobeak exchanged 117,366,840 shares of the Company’s common stock in exchange for 23,473,368 shares of the Company’s Series A Convertible Preferred Stock.

On September 8, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation. The Amendment was filed solely to change the name of the Company to Nano Mobile Healthcare, Inc.

On July 20, 2015 , the Company entered into a settlement agreement with the holder of the convertible note entered into on April 18, 2014. Under the agreement the note holder agreed to not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the Holder agrees not to sell any shares of common stock of the Company having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of the Company’s common stock that it owns.

Under the agreement the Company agreed to a penalty in relation to the note in the amount of $95,000 which has been accrued as of June 30, 2015 (See note 5); to release the holder from its obligation to advance additional funds to the Company; and to pay or refinance the amount due under the note plus accrued interest in four installment payments due on July 20, 2015, August 10, 2015, September 14, 2015 and October 12, 2015.

In respect of prepayment penalties payable to the Holder pursuant to the Note, the Company agreed to issue to the Holder additional convertible promissory notes with each having the same form, terms, and conditions as the original note. The value of the notes, which are due by each installment payment date, are equal to 30% of the payment delivered.

After refinancing the payments due on July 20, 2015 and August 10, 2015, the Company and the noteholder agreed to allow the note holder to convert the notes as agreed upon in the original note agreement. As such, in accordance with the agreement Company only issued two additional notes related to the prepayment penalty discussed above.

Subsequent to year end the Company issued 10,649,641 shares of common stock in conversion of $37,274 of the note refinanced on July 20, 2015 to the new note holder.

On August 3, 2015, the Company issued a convertible promissory note in the amount of $75,000, in which we received $50,000 cash. The note was due on December 28, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

On August 12, 2015, the Company issued a convertible promissory note in the amount of $50,000, in which we received $48,000 cash. The note was due on February 12, 2016 and bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lower of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date or 50% to the lowest trading price on the 30th day after the funding of the note.

On January 26, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of $25,000. Therefore, the funds available to the Company will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended June 30, 2015, the Company has received two tranche disbursements of $75,000 on January 26, 2015 and 25,000 on April 28, 2015. Subsequent to year end, the Company issued 15,500,000 shares for the conversion of $27,720 of the note payable.

On January 13, 2015, the Company issued a short-term convertible promissory note in the amount of $74,000. The note is due on October 15, 2015 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three quoted prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. Subsequent to year end, the Company issued 15,175,260  shares for the conversion of $76,960 of the note payable and accrued interest.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. Subsequent to year end, the Company issued 8,695,652 shares for the conversion of $20,000 of the note payable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2015.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current directors and executive officers, their ages as of June 30, 2015 and their present positions.

Name	Age	Position Held with the Company
Joseph C. Peters	58	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Tony van Bijleveld	56	Director
Dr. Steven R. Steinhubl	56	Chairman and Director
Edward Rollins	72	Director

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Joseph Peters, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2015:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Joseph Peters President CEO and Director	1	1	0
Tony van Bijleveld Director	1	1	0
Steven Steinhubl Director	1	1	0
Edward Rollins Director	1	1	0
Melissa Lopez 10% Holder	0	0	0
NanoBeak, LLC 10% Holder	0	1	0

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2014 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Peters, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2014 2015	0 $50,000	0 0	0 0	0 0	0 65,917.25	0 0	0 0	0 115,917.25
Jeremy Barbera, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2014 2015	122,283 0	0 0	0 0	0 0	0 0	0 0	0 0	122,283 0
Kevin Buckman Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

On January 15, 2015, we granted stock warrants to Mr. Peters for 2,000,000 shares of common stock for services. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $65,917.25.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Peters	-	-	-	-	-	-	-	-	-
Jeremy Barbera	-	-	-	-	-	-	-	-	-
Kevin Buckman	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the fiscal year ended June 30, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony van Bijleveld				65,917.25			65,917.25
Steven R. Steinhubl				65,917.25			65,917.25
Edward Rollins				65,917.25			65,917.25
William Rees(1)							-

(1) Mr. Rees resigned on September 21, 2014

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

On September 22, 2014 the Board of Directors approved the appointment of Tony van Bijleveld as a director of the Company. On January 15, 2015, we granted stock warrants to Mr. van Bijleveld for 2,000,000 shares of common stock for services. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $65,917.25.

On September 22, 2014 the Board of Directors approved the appointment of Steven R. Steinhubl as a director of the Company. On January 15, 2015, we granted stock warrants to Mr. Steinhubl for 2,000,000 shares of common stock for services. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $65,917.25.

On September 29, 2014 the Board of Directors approved the appointment of Edward Rollins as a director of the Company. On January 15, 2015, we granted stock warrants to Mr. Rollins for 2,000,000 shares of common stock for services. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $65,917.25.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 21, 2015, certain information as to shares of our common stock and Series A Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3 Columbus Circle, 15th Floor New York, NY 10019.

	Common Stock		Series A Convertible Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Joseph Peters	2,000,000	1.2%	-	-%
Edward Rollins	2,000,000	1.2%
Tony van Bijleveld	2,000,000	1.2%
Steven R. Steinhubl	2,000,000	1.2%
All Directors and Executive Officers as a Group (4 persons)	8,000,000	4.8%		-%
5% Holders
Nanobeak, LLC(3)	117,366,840	41.2%	23,473,368	100%
John Groman(4) 1212 Hancock Street, Suite LL10 Quincy, MA 02169	22,860,798	14.1%	-	-%
Alison C. Swan(5) 5832 Agnes Avenue, Temple City, California 91780	30,000,000	18.5%	-	-%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 162,546,331 shares of common stock as of September 21, 2015. The percent of class of Series A Convertible Preferred Stock is based on 23,473,368 shares of Series A Preferred Stock outstanding as of September 21, 2015.

(3)	Nanobeak, LLC holds 23,473,368 shares of Series A Convertible Preferred Stock, which may be presently converted into a total of 117,366,840 shares of common stock.

(4)

Mr. Groman is the beneficial owner of 9,500,000 shares of common stock and warrants to purchase 7,400,000 shares of common stock. Bella Sante Inc. is the owner of 6,773,634 shares of common stock. John Groman is the beneficial owner of 88% of Bella Sante, Inc. In total, Mr. Groman has sole voting power over 22,860,798 shares of common stock, consisting of 15,460,798 shares of common stock and 7,400,000 warrants to purchase common stock.

(5)

Consists of a warrant for 25,000,000 shares held by Accent Healthcare Advisors, LLC and a warrant for 5,000,000 shares held by MLPF&S CUST FBO ALLISON CAROL SWAN, Allison C. Swan’s personal individual retirement account (the “IRA”). Ms. Swan has sole voting and dispositive power of the warrants for 30,000,000 shares of common stock held by Accent Healthcare Advisors, LLC and the IRA.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We entered into an exchange agreement (the “Exchange Agreement”) with our majority shareholder, Nanobeak, LLC (“Nanobeak”), pursuant to which Nanobeak exchanged 117,366,840 shares of our common stock in exchange for 23,473,368 shares of our Series A Convertible Preferred Stock, par value $0.001 (the “Series A Convertible Preferred”).

Each share of the Series A Convertible Preferred shall be convertible into five (5) shares of Common Stock without the payment of additional consideration by the holders. The holders of Series A Convertible Preferred shall be entitled to receive any dividends before the holders of the common stock, in an amount at least equal to the product of (x) the dividend payable on each share of common stock and (y) the number of shares of common stock issuable upon conversion of a share of Series A Convertible Preferred, in each case calculated on the record date for determination of holders entitled to receive such dividend. Each holder of outstanding Series A Convertible Preferred shall be entitled to vote with the holders of the Common Stock, as a single class, on all matters presented to the holders of Common Stock an as-converted basis calculated as of the record date for such vote.

During the year ended June 30, 2015 and 2014, we received cash advances from Nanobeak in the amount of $1,285,136 and $0, of which $884,686 ($423,002 was repaid with cash and $461,684 with common stock) and $0 was repaid during the same period, respectively. As of June 30, 2015 and 2014, there was a balance due to Nanobeak of $400,450 and $0, respectively. All amounts advanced to us are unsecured, non-interest bearing and due upon demand.

During the year ended June 30, 2013, we received loans totaling $16,725 from Nanobeak and repaid $100,000 of the outstanding shareholder loans. On October 9, 2013 we entered into an agreement whereby the originator of the shareholder loans agreed to forgive the existing loan balance in exchange for all our the assets and liabilities as of October 9, 2013. Therefore, the balance of the loan was reduced to $0 as of that date. The total amount due to the shareholders was $0 and $555,680 as of June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, we received the rights to Vantage Health Sensor’s nanotechnology that has been internally developed by Nanobeak. We have issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology. In addition, we issued 9,030,000 common shares for the conversion of Nanobeak’s common shares and issued 4,999,998 common stock warrants, exercisable at $0.10 per share and expiring in 7 year from the date of issuance.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of June 30, 2015.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$12,000	$0	$0	$0
2015	$16,450	$0	$0	$0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Mobile Healthcare, Inc.

By:	/s/ Joseph C. Peters
Joseph C. Peters
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director
October 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph C. Peters
Joseph C. Peters
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director
October 13, 2015

By:	/s/ Tony van Bijleveld
Tony van Bijleveld
Director
October 13, 2015

By:	/s/ Dr. Steven R. Steinhubl
Steven R. Steinhubl
Director
October 13, 2015

By:	/s/ Edward Rollins
Edward Rollins
Director
October 13, 2015

