Form 10-Q
period 2015-09-30
Nano Mobile Healthcare, Inc.
filed 2015-11-16
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

(713) 973-5738

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 341,699,478 shares of common stock as of November 10, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2015 and June 30, 2015 (unaudited);
F-2	Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

	September 30, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$60,090	$249,986
Prepaid expenses and other current assets	33,108	41,637
Total current assets	93,198	291,623

Fixed Assets	10,234	10,670
Securities-available for sale	400	400

Total assets	$103,832	$302,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$289,972	$366,918
Convertible notes payable	532,700	341,585
loans payable	7,915	-
Due to related parties	388,791	400,450
Derivative liabilities	1,170,366	2,494,236
Total current liabilities	2,389,744	3,603,189

Convertible debt	208,020	160,386

Total liabilities	2,597,764	3,763,575

Stockholders’ deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 23,473,368 and 0 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	23,473	-
Common stock; $0.001 par value; 450,000,000 shares authorized; 184,111,144 and 227,720,396 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	184,112	227,721
Additional paid-in capital	3,865,887	3,286,063
Accumulated deficit	(6,567,404)	(6,974,666)
Total stockholders’ deficit	(2,493,932)	(3,460,882)

Total liabilities and stockholders’ deficit	$103,832	$302,693

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014

Operating expenses
Professional fees	43,555	137,520
General and administrative expenses	102,253	104,108
Officer and director compensation	36,097	26,181
Officer and director compensation -other	-	127,956
Consulting	280,375	286,585
Royalty expenses	-	75,000
Total operating expenses	462,280	757,350

Loss from operations	(462,280)	(757,350)

Other income (expense)
Interest income (expense)	(557,647)	(7,953)
Gain (loss) on derivative	1,427,189	237,469
Unrealized loss on investment	-	(14,000)
Total other income (expense)	869,542	215,516

Net Income	$407,262	$(541,834)

Net income per common share: basic and diluted	$0.00	$(0.00)

weighted average common shares outstanding: basic	206,890,967	190,435,715
Diluted	450,000,000	190,435,715

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$407,262	$(541,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	-	14,000
Amortization of debt discount	523,994	745
Gain on derivative liability	(1,427,189)	(237,469)
Warrants issued for services	-	58,000
Warrants issued for debt	-	69,956
Depreciation	436	185
Changes in assets and liabilities
Prepaid expense	35,904	66,435
Accounts payable and accrued expenses	(48,705)	(19,293)
Net cash used in operating activities	(508,298)	(589,275)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(12,149)
Net cash used in investing activities	-	(12,149)

Cash Flows from Financing Activities
Proceeds from related party debt	280,952	316,287
Payments on related party debt	(292,611)	-
Proceeds from convertible notes payable	328,010	150,000
Proceeds on loans payable	28,501	-
Payments on loans payable	(26,450)	-
Net cash from financing activities	318,402	466,287

Net increase (decrease) in cash	(189,896)	(135,137)

Cash, beginning of period	249,986	235,073

Cash, end of period	$60,090	$99,936

Supplemental disclosure of cash flow information
Cash paid for interest	$49,125	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued to settle convertible debt	$191,719	$-
Recognition of derivative debt discount	$471,288	$-
Conversion of derivative liability	$367,970	$-
Exchange of common shares to preferred shares	$116,617
Shares issued for intangible assets	$-	$2,586

See accompanying notes to unaudited financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $6,567,404 since its inception and requires capital for its contemplated operational and marketing activities to take place. The ability of Nano Mobile Healthcare, Inc to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$1,170,366	$1,170,366

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,494,236	$2,494,236

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the balance sheets. The Company recognized net losses of $0 and $14,000 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2015 and 2014, respectively.

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

	September 30, 2015	September 30, 2014
Basic net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$407,262	$(541,834)
Total
Denominator:
Number of shares used in per share computation	206,890,967	190,435,715
Basic net income (loss) per share	$0.00	$(0.00)

Diluted net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$407,262	$(541,834)
Add: Interest expense avoided	32,231	-
Add: Prepaid interest amortization avoided	20,904	-
Adjusted Income	$460,397	$(541,834)

Denominator:
Weighted-average shares	206,890,967	190,435,715
Add:
Convertible notes payable	941,252,500	-
Warrants	6,281,766	-
Adjusted weighted average shares	1,154,425,233	190,435,715
Shares authorized	450,000,000	250,000,000
Diluted net loss per share	$0.00	$(0.00)

As of September 30, 2015, the Company only had 450,000,000 shares authorized. Since the weighted average shares exceed the authorized shares the Company determined the max authorized shares limit to be used in the diluted earnings per share calculation.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 3 – PREPAID EXPENSES

During the three months ended September 30, 2015, the Company prepaid interest of $27,375 on convertible notes. As of September 30, 2015 and June 30, 2015, the balance that remained capitalized as prepaid expenses was $33,108 and $41,637, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through September 30, 2015 the securities were reduced in value from $60,000 to $400 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $0 and $14,000 during the three months ending September 30, 2015 and 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015 and 2014, the Company received cash advances from its majority shareholder in the amount of $280,952 and 316,287, of which $292,611 and $0 was repaid during the same period. As of September 30, 2015 and 2014, there was a balance due to the shareholder of $388,791 and $400,450, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 – LOANS PAYABLE

On July 1, 2015, the Company issued a promissory note in the amount of $22,500 for $15,000 cash. The note was due on July 1, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, the Company has repaid $18,296 of the note payable and the note is shown net unamortized discount of $4,204.

On September 1, 2015, the Company issued a promissory note in the amount of $26,233 for $17,500 cash. The note was due on August 31, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, the Company has repaid $8,154 of the note payable and the note is shown net unamortized discount of $14,483.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

On July 20, 2015, the Company entered into a settlement agreement with the holder of the convertible note. Under the agreement the note holder agreed not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the Holder agrees not to sell any shares of common stock of the Company having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of the Company’s common stock that it owns.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

Under the agreement the Company agreed to a penalty in relation to the issuance of a note in the amount of $95,000; to release the holder from its obligation to advance additional funds to the Company; and to pay or refinance the amount due under the note plus accrued interest in four installment payments due on July 20, 2015, August 10, 2015, September 14, 2015 and October 12, 2015. In accordance with the agreement, the Company made the payments due on July 20, 2015 and August 10, 2015.

In respect of prepayment penalties payable to the Holder pursuant to the Note, the Company agreed to issue to the Holder additional convertible promissory notes with each having the same form, terms, and conditions as the original note. The value of the notes, which are due by each installment payment date, are equal to 30% of the payment delivered. During the three months ended September 30, 2015, the Company issued two notes related to the prepayment penalties of the installments due on July 20, 2015 and August 10, 2015 of $35,399 and $35,610, respectively.

After the payment was made on August 10, 2015, the Company and the note holder agreed to forgo the final two payments, cancel the settlements agreement, and therefore allow the noteholder to convert the notes as agreed to in the original note agreement. During the three months ended September 30, 2015, the Company converted $5,000 of the penalty note issued on July 20, 2015 into 5,000,000 shares of common stock.

The following details the disbursements as of September 30, 2015:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - September 30, 2015
April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	4,443	$59,827	-
June 11, 2014	55,384	5,147	None	-
July 16, 2014	55,384	4,236	None	-
September 30, 2014	110,768	6,628	None	-
November 3, 2014	55,384	4,006	None	55,384
December 1, 2014	55,384	3,417	None	55,384
December 29, 2014	55,384	3,110	None	55,384
February 2, 2015	55,384	2,901	None	55,384
July 14, 2015	35,610	609	None	35,610
July 20, 2015	95,000	1,420	5000	90,000
August 20, 2015	35,399	318	None	35,399
Unamortized Original Issue Discount	(10,237)	-		(10,237)
	$765,004	$42,402		372,308

During the quarter ended September 30, 2015 and 2014, $16,683 and $745 of the debt discount related to the outstanding tranches was amortized, respectively.

The Notes are shown net of an unamortized original issue discount of $10,237 as of September 30, 2015.

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that seven tranches received on November 3, 2014, December 1, 2014, December 29, 2014, February 2, 2015, July 14, 2015, July 20, 2015, and August 20, 2015 were convertible during the quarter ended September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

In accordance with the terms of the Note, the holder fully converted the tranche during the year ended June 30, 2015 for 4,943,581 shares of common stock for principal and interest of $59,827.

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

During the quarter ended September 30, 2015, the note was assigned to another lender. As of September 30, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $0 and $91,995, respectively resulting in a gain on the change in fair value of the derivative of $91,995 during the quarter ended September 30, 2015.

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

During the quarter ended September 30, 2015, the note was assigned to another lender. As of September 30, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $0 and $96,644 resulting in a gain on the change in fair value of the derivative of $96,644.

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

As of September 30, 2015, $69,757 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 is $155,764 and $213,077 resulting in a gain on the change in fair value of the derivative of $57,313. The Note is shown net of a derivative debt discount of $54,931 at September 30, 2015.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

As of September 30, 2015, $28,028 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $78,863 and $109,960, respectively resulting in a gain on the change in fair value of the derivative of $31,097. The Note is shown net of a derivative debt discount of $27,368 at September 30, 2015.

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

As of September 30, 2015, $18,512 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $79,241 and $115,438 resulting in a gain on the change in fair value of the derivative of $36,197 during the three months ended September 30, 2015. The Note is shown net of a derivative debt discount of $36,872 at September 30, 2015.

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

As of September 30, 2015, $14,298 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $81,351 and $116,072, respectively resulting in a gain on the change in fair value of the derivative of $34,721 during the three months ended September 30, 2015. The Note is shown net of a derivative debt discount of $41,086 at September 30, 2015.

On August 1, 2015, the Note issued on February 2, 2015 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $93,642 and initial loss on derivative liability of $38,258 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $9,055 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $82,954 and $0, respectively resulting in a gain on the change in fair value of the derivative of $10,688 during the three months ended September 30, 2015. The Note is shown net of a derivative debt discount of $46,329 at September 30, 2015.

On July 20, 2015, the Note issued on July 20, 2015 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $95,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $119,837 and initial loss on derivative liability of $24,837 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder partially converted the note during the quarter ended September 30, 2015 for 5,000,000 shares of common stock for principal of $5,000. The fair value of at the date of conversion of $9,686 was written off to additional paid in capital.

As of September 30, 2015, $41,595 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $123,082 and $0, respectively resulting in a loss on the change in fair value of the derivative of $3,245 during the three months ended September 30, 2015. The Note is shown net of a derivative debt discount of $53,405 at September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

On October 1, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $12,500, and prepaid interest of $7,500. The note was due on March 30, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $12,500 of the debt discount was been amortized. The note matured on March 30, 2015.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the quarter ending September 30, 2015 and 2014.

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

As of June 30, 2015, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2015 is $20,632.

As of September 30, 2015 and June 30, 2015, the holder of the note exercised his right to convert $14,000 and $56,000 of the note balance into 2,222,222 and 3,188,125 shares of common stock, respectively. The fair value of the derivative liability related to the converted debt as of September 30, 2015 and June 30, 2015 was $13,784 and $79,464, respectively.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, $10,946 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,554 at September 30, 2015.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $1,885 and $0 for the quarter ending September 30, 2015 and 2014. As of September 30, 2015 and June 30, 2015 the remaining prepaid interest balance was $353 and $2,838, respectively.

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

As of September 30, 2015 and June 30, 2015, the holder of the note exercised his right to convert $20,000 and $35,000 of the note balance into 8,695,652 and 4,404,515 shares of common stock. The fair value of the derivative liability related to the converted debt at September 30, 2015 and June 30, 2015 was $57,121 and $54,324, respectively.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

As of September 30, 2015, $56,972 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $17,845 and $56,108, respectively resulting in a loss on the change in fair value of the derivative of $18,858. The Note is shown net of a derivative discount of $13,208 at September 30, 2015.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2015, $6,562 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,743 at September 30, 2015.

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $1,896 and $0 for the year ending September 30, 205 and 2014. As of September 30, 2015, the remaining prepaid interest balance was $782.

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

As of September 30, 2015, $39,278 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $94,438 and $116,694 resulting in a loss on the change in fair value of the derivative of $22,256. The Note is shown net of a derivative discount of $30,722 at September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

On July 12, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $74,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $59,654 based on the Black Scholes Merton pricing model.

As of September 30, 2015, the holder of the note exercised his right to convert $76,960 of the note balance and accrued interest into 15,175,261 shares of common stock. The fair value of the derivative liability related to the converted debt at September 30, 2015 was $124,660.

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

As of September 30, 2015, $3,068 of the debt discount has been amortized. The Notes are shown net of an unamortized debt discount of $6,932 at September 30, 2015.

On January 26, 2015, the first tranche became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $82,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $135,740 and initial loss on derivative liabilities of $53,240 based on the Black Scholes Merton pricing model.

As of September 30, 2015, the holder of the note exercised his right to convert $26,952 of the note balance into 14,700,000 shares of common stock. The fair value of the derivative liability related to the converted debt at September 30, 2015 was $84,162.

As of September 30, 2015, $39,504 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $6,017 and $152,892 resulting in a gain on the change in fair value of the derivative of $62,713. The Note is shown net of a derivative discount of $42,996 at September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

On April 28, 2015, the second tranche became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $27,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $44,209 and initial loss on derivative liabilities of $16,709 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $5,839 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 was $3,137 and $54,756, respectively resulting in a gain on the change in fair value of the derivative of $51,619. The Note is shown net of a debt discount of $21,661 at September 30, 2015.

On April 15, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of the quarter ended September 30, 2015, $4,361 of the debt discount has been amortized and the note is shown net $5,139 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

On May 20, 2015, the Company issued a convertible promissory note in the amount of $43,000 for $43,000 cash. The note is due on February 22, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) quoted price for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On June 7, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, $2,977 of the debt discount has been amortized and the note is shown net $6,523 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

On June 19, 2015, the Company issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, $1,935 of the debt discount has been amortized and the note is shown net $4,940 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

On June 28, 2015, the Company issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. As of September 30, 2015, $8,561 of the debt discount has been amortized and the note is shown net $41,439 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

As of September 30, 2015, $382 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,618 at September 30, 2015.

On June 29, 2015, the first trance became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $33,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $67,818 and initial loss on derivative liabilities of $34,818 based on the Black Scholes Merton pricing model. As of September 30, 2015, $4,193 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015 and June 30, 2015 is $54,834 and $79,497, respectively resulting in a gain on the change in fair value of the derivative of $24,663 The Note is shown net of a derivative debt discount of $28,807 at September 30, 2015.

On July 7, 2015, the Company issued a convertible promissory note in the amount of $40,000 for $38,000 cash. The note is due on June 30, 2016 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2015, $474 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,526 at September 30, 2015.

On July 7, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $40,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $60,307 and initial loss on derivative liabilities of $20,307 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $9,471 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015, was $47,938 resulting in a gain on the change in fair value of the derivative of $12,369. The Note is shown net of a derivative discount of $30,529 at September 30, 2015.

On July 24, 2015, the Company issued a convertible promissory note in the amount of $56,250 for $50,000 cash. The note is due on April 24, 2016 and bears interest at 10% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Note is shown net of an unamortized debt discount of $4,705at September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

On July 24, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $56,250 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $101,339 and initial loss on derivative liabilities of $45,089 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $13,909 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015, was $79,501 resulting in a gain on the change in fair value of the derivative of $21,838. The Note is shown net of a derivative discount of $42,341 at September 30, 2015.

On August 3, 2015, the Company issued a convertible promissory note in the amount of $75,000 for $50,000 cash, an original issue discount of $13,750 and prepaid interest of $11,250. The note is due on January 29, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2015, $1,555 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $12,195 at September 30, 2015. As of September 30, 2015, the note has not become convertible.

On August 5, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875 and prepaid interest of $5,625. The note is due on January 29, 2017 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2015, $709 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $6,166 at September 30, 2015. As of September 30, 2015, the note has not become convertible.

On August 12, 2015, the Company issued a convertible promissory note in the amount of $50,000 for $44,000 cash, an original issue discount of $6,000. The note is due on February 12, 2016 and bears interest at 12% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lesser of lowest quoted price for the common stock during the previous 20 trading day period ending on the conversion date and the lowest trading price on the 30th trading day after the funding of the note. During the three months ended September 30, 2015, $1,598 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $4,402 at September 30, 2015.

On August 12, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $358,250 and initial loss on derivative liabilities of $308,250 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $13,315 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015, was $69,291 resulting in a gain on the change in fair value of the derivative of $288,959. The Note is shown net of a derivative discount of $36,685 at September 30, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

On August 12, 2015, the Company issued a convertible promissory note in the amount of $115,000 for $115,000 cash. The note is due on August 12, 2016 and bears interest at 12% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lesser of lowest quoted price for the common stock during the previous 20 trading day period ending on the conversion date and the lowest trading price on the 30th trading day after the funding of the note.

On August 12, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $115,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $215,932 and initial loss on derivative liabilities of $100,932 based on the Black Scholes Merton pricing model.

As of September 30, 2015, the holder of the note exercised his right to convert $48,806 of the note balance into 27,214,714 shares of common stock. The fair value of the derivative liability related to the converted debt at September 30, 2015 was $78,557.

As of September 30, 2015, $15,438 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2015, was $99,429 resulting in a gain on the change in fair value of the derivative of $37,946. The Note is shown net of a derivative discount of $99,562 at September 30, 2015.

On September 8, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on September 9, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended September 30, 2015, $569 of the debt discount has been amortized and the note is shown net $8,931 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	September 30, 2015
Risk free interest rate	0.00-0.56%
Expected term (years)	0.45-1.575
Expected volatility	241-444%
Expected dividends	0%

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.09-0.64%
Expected term (years)	0.45-1.01
Expected volatility	198-288%
Expected dividends	0%

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

As of September 30, 2015, the company had the below commitments related to its outstanding convertible notes payable.

Commitments:	Amount
Within one year	$1,081,257
After one year and within 5 years	378,548
Total	$1,459,805

NOTE 8 – COMMON STOCK

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

During the three months ended September 30, 2015, the Company issued 73,007,588 shares of common stock valued at $191,719 for the conversion of notes payable.

NOTE 9 – STOCK WARRANTS

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

During the quarter ended September 30, 2015 and 2014, the Company issued 15,441,176 and 291,494 warrants, respectively for shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations until such time as the derivative warrants are exercised or expire.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

On September 8, 2015 the Company granted stock warrants for 15,441,176 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0034/share, the exercise price is $0.001/share, the value of the issuance is $52,493.

We issued warrants to purchase 38,874,998 shares of common stock to non-employees during the year ended June 30, 2014, during such time the warrants were accounted for as equity. During the year end June 30, 2015, the Company issued convertible notes payable that provide for the issuance of shares of common stock that became convertible. The conversion term for the convertible notes are variable based on certain factors. As of September 30, 2015, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the warrants are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $6,157,610 in connection with the initial valuation of the derivative liability of the warrants based on the Black Scholes Merton pricing model. The derivative liability related to these warrants was $54,286 and $913,168 as of September 30, 2015 and June 30, 2015, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded a gain of $858,882 and $0, respectively, related to the change in fair value on the warrants.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

In total the derivative liability related to the warrants as of September 30, 2015 and June 30, 2015 was $96,681 and $1,270,470, respectively and the Company recorded a gain in the change in fair value due to derivative warrant liability of $1,173,787 and $237,469 during the three months ended September 30, 2015 and 2014, respectively.

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%-1.88%
Expected term (years)	5-7
Expected volatility	206-362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2015
Risk free interest rate	1.63%
Expected term (years)	5-7
Expected volatility	206.48%
Expected dividends	0%

Fair value assumptions – derivative warrants:	September 30, 2015
Risk free interest rate	1.37%
Expected term (years)	3-5
Expected volatility	303.02%
Expected dividends	0%

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

During the three months ended September 30, 2015 and 2014, the Company expensed $280,375 and 286,585.

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the three months ending September 30, 2015 and 2014, $0 and $75,000 of the royalties were recognized as an expense.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

On January 26, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of $25,000. Therefore, the funds available to the Company will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended June 30, 2015, the Company has received two tranche disbursements of $75,000 on January 26, 2015 and 25,000 on April 28, 2015. Subsequent to quarter end, the Company issued 24,605,000 shares for the conversion of $17,716 of the note payable.

On July 20, 2015, the Company entered into a settlement agreement with the holder of the convertible note. Under the agreement the note holder agreed to not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the Holder agrees not to sell any shares of common stock of the Company having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of the Company’s common stock that it owns. Under the agreement the Company agreed to a penalty in relation to the issuance of a note in the amount of $95,000. Subsequent to quarter end, the Company issued 9,000,000 shares for the conversion of $9,000 of the note payable.

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

Results of operations for the three months ended September 30, 2015 and 2014

We have earned no revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses decreased to $462,280 for the three months ended September 30, 2015, as compared with operating expenses of $757,350 for the three months ended September 30, 2014. Our operating expenses for the three months ended September 30, 2015 mainly consists of consulting expenses of $280,375, general and administrative expenses of $102,253, professional fees in the amount of $43,555 and compensation to our officers and directors of $36,097. Our operating expenses for the three months ended September 30, 2014 mainly consisted of consulting expenses of $286,585, professional fees of $137,520, stock based compensation of $127,956, royalty expense of $75,000, office expenses of $60,576, and travel of $42,941.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

We recognized other income of $869,542 for the three months ended September 30, 2015, as compared with other income of $215,516 for the three months ended September 30, 2014. Our income in 2015 was mainly attributable to a gain in the change in fair value due to derivative debt and warrant liability of $1,427,189, offset by interest expense of $557,647.

We incurred net income of $407,262 for the three months ended September 30, 2015, compared with a net loss of $541,834 for the three months ended September 30, 2014.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $93,198, consisting of cash and prepaid expenses. We had current liabilities of $2,389,744 as of September 30, 2015. Accordingly, we had negative working capital of $2,296,546 as of September 30, 2015.

Operating activities used $508,298 in cash for period ended September 30, 2015, as compared with $589,275 for the period ended September 30, 2014. Our negative operating cash flow for the period ended September 30, 2015 was mainly attributable to a derivative gain, offset mainly by our net income and the amortization of debt discount.

Investing activities used $0 in cash for the period ended September 30, 2015, as compared with $12,149 in cash used in investing activities for the period ended September 30, 2014, associated with the purchase of fixed assets.

Financing activities for the period ended September 30, 2015 provided $318,402 in cash, as compared with cash flows provided by financing activities of $466,287 for the period ended September 30, 2014. Our positive cash flow for the period ended September 30, 2015 was mainly the result of proceeds from convertible notes and related party debt offset by payments on related party debt and convertible notes payable.

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

Through September 30, 2015, we received nine tranche disbursements: $100,000 on April 21, 2014; $50,000 on May 6, 2014; $50,000 on June 11, 2014; $50,000 on July 16, 2014; $100,000 on September 30, 2014; $50,000 on November 3, 2014, $50,000 on December 1, 2014; $50,000 on December 29, 2014; and $50,000 on February 2, 2015.

On July 20, 2015, we entered into a settlement agreement with the holder of the convertible note entered into on April 18, 2014. Under the agreement the note holder agreed not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the holder agrees not to sell any shares of our common stock having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of our common stock that it owns.

Under the agreement we agreed to a penalty in relation to the note in the amount of $95,000; to release the holder from its obligation to advance additional funds to us; and to pay or refinance the amount due under the note plus accrued interest in four installment payments due on July 20, 2015, August 10, 2015, September 14, 2015 and October 12, 2015.

In respect of prepayment penalties payable to the holder pursuant to the Note, we agreed to issue to the Holder additional convertible promissory notes with each having the same form, terms, and conditions as the original note. The value of the notes, which are due by each installment payment date, are equal to 30% of the payment delivered.

After refinancing the payments due on July 20, 2015 and August 10, 2015, we and the noteholder agreed to allow the note holder to convert the notes as agreed upon in the original note agreement. As such, in accordance with the agreement we only issued two additional notes related to the prepayment penalty discussed above. During the three months ended September 30, 2015, we issued two notes related to the prepayment penalties of the installments due on July 20, 2015 and August 10, 2015 of $35,399 and $35,610, respectively.

During the three months ended September 30, 2015, we converted $5,000 of the penalty note issued on July 20, 2015 into 5,000,000 shares of common stock. Subsequent to quarter end, we issued 9,000,000 shares for the conversion of $9,000 of the note payable.

During the quarter ended September 30, 2015, the note issued on June 11, 2014 was settled with cash.

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

We elected to prepay the entire term’s interest of $7,500. Through September 30, 2015, the holder of the note exercised his right to convert $70,000 of the note balance into 6,011,519 shares of common stock.

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

We elected to prepay the entire term’s interest of $7,500. Through September 30, 2015, the holder of the note exercised his right to convert $55,000 of the note balance into 13,100,167 shares of common stock.

On December 23, 2014, we issued a short-term convertible promissory note in the amount of $70,000. The note bears interest at a rate of 15% per annum. The loan and any accrued interest can be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note is due on December 18, 2015.

The Company elected to prepay the entire term’s interest of $7,500. As of September 30, 2015, the note has not been converted into shares of common stock.

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

As of September 30, 2015, the holder of the note exercised his right to convert $76,960 of the note balance and accrued interest into 15,175,261 shares of common stock.

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

During the period ended June 30, 2015, we have received two tranche disbursements of $75,000 on January 26, 2015 and 25,000 on April 28, 2015.

As of September 30, 2015, the holder of the note exercised his right to convert $26,952 of the note balance into 14,700,000 shares of common stock.

On April 15, 2015, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On May 20, 2015, we issued a convertible promissory note in the amount of $43,000 for $43,000 cash. The note is due on February 22, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of our common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) quoted price for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On June 7, 2015, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On June 19, 2015, we issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On June 28, 2015, we issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. As of September 30, 2015, the note has not become convertible.

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

On June 29, 2015, the first tranche became convertible at the option of the holder.

On July 1, 2015, we issued a promissory note in the amount of $22,500 for $15,000 cash. The note is due on July 1, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, we have repaid $18,296 of the note payable.

On July 7, 2015, we issued a convertible promissory note in the amount of $40,000 for $38,000 cash. The note is due on June 30, 2016 and bears interest at 8% per annum. The loan is secured by shares of our common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of our stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date.

On July 24, 2015, we issued a convertible promissory note in the amount of $56,250 for $56,250 cash. The note is due on April 24, 2016 and bears interest at 10% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

On August 3, 2015, we issued a convertible promissory note in the amount of $75,000, in which we received $50,000 cash. The note is due on January 29, 2016 and bears interest at 15% per annum, which was prepaid by us and is being amortized over the life of the loan. The loan is secured by shares of our common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2015, the note has not become convertible.

On August 12, 2015, we issued a convertible promissory note in the amount of $115,000, in which we received $115,000 cash. The note is due on August 12, 2016 and bears interest at 12% per annum. The loan is secured by shares of our common stock. The loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lower of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date or 50% to the lowest trading price on the 30th day after the funding of the note.

As of September 30, 2015, the holder of the note exercised his right to convert $48,806 of the note balance into 27,214,714 shares of common stock.

On September 1, 2015, we issued a promissory note in the amount of $26,233 for $13,999 cash. The note is due on August 31, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, we have repaid $8,154 of the note payable.

On September 8, 2015, we issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on September 9, 2016 and bears interest at 15% per annum, which we prepaid and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended September 30, 2015, $569 of the debt discount has been amortized and the note is shown net $8,931 in unamortized debt discount. As of September 30, 2015, the note has not become convertible.

As of September 30, 2015, we had $60,090 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of $6,567,404 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2015 and subsequent thereto, we issued 2,222,222 shares of common stock in conversion of an October 1, 2014 convertible note.

During the three months ended September 30, 2015 and subsequent thereto, we issued 8,695,652 shares of common stock in conversion of a November 17, 2014 convertible note.

During the three months ended September 30, 2015 and subsequent thereto, we issued 15,175,261 shares of common stock in conversion of a January 13, 2015 convertible note.

During the three months ended September 30, 2015 and subsequent thereto, we issued 41,305,000 shares of common stock in conversion of a January 26, 2015 convertible note.

During the three months ended September 30, 2015 and subsequent thereto, we issued 27,214,714 shares of common stock in conversion of an August 12, 2015 convertible note.

During the three months ended September 30, 2015 and subsequent thereto, we issued 14,000,000 shares of common stock in conversion of a note refinanced on July 20, 2015.

On August 25, 2015, we entered into an exchange agreement with our majority shareholder, Nanobeak, LLC, pursuant to which Nanobeak exchanged 117,366,840 shares of our common stock in exchange for 23,473,368 shares of our Series A Convertible Preferred Stock.

On September 8, 2015, we granted stock warrants for 15,441,176 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and the exercise price is $0.001/share.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	November 16, 2015

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer

