Form 10-Q/A
period 2015-09-30
Nano Mobile Healthcare, Inc.
filed 2015-11-18
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on November 16, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

Date: November 18, 2015

By:	/s/ Joseph C. Peters
Name:	Joseph C. Peters
Title:	Chief Executive Officer