Form 10-Q
period 2015-12-31
Nano Mobile Healthcare, Inc.
filed 2016-02-22
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

435,712,455 shares of common stock as February 22, 2016

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2015 and June 30, 2015 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2015

(UNAUDITED)

	December 31, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$32,986	$249,986
Prepaid expenses and other current assets	32,213	41,637
Total current assets	65,199	291,623

Fixed Assets	9,798	10,670
Securities-available for sale	400	400
Total assets	75,397	302,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$290,898	$366,918
Convertible notes payable	670,769	341,585
Due to related parties	553,194	400,450
Derivative liabilities	5,701,672	2,494,236
Total current liabilities	7,216,533	3,603,189

Convertible debt	109,612	160,386

Total liabilities	7,326,145	3,763,575

Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized;
23,473,368 and 0 shares issued and outstanding
as of December 31, 2015 and June 30, 2015, respectively	23,473	—
Common stock; $0.001 par value; 450,000,000 shares authorized;
370,255,933 and 227,720,396 shares issued and outstanding
as of December 31, 2015 and June 30, 2014, respectively	370,256	227,721
Additional paid-in capital	4,017,859	3,286,063
Accumulated deficit	(11,662,336)	(6,974,666)
Total stockholders' deficit	(7,250,748)	(3,460,882)

Total liabilities and stockholders' deficit	$75,397	$302,693

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE , INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(UNAUDITED)

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015		December 31, 2014

Operating expenses
Professional fees	19,191	57,320		62,746	194,840
General and administrative expenses	53,439	159,737		155,692	321,845
Officer and director compensation	—	15,937		36,097	42,118
Consulting	332,556	294,116		612,931	580,701
Royalty expenses	—	25,000		—	100,000
Total operating expenses	405,186	552,110		867,466	1,239,504

Loss from operations	(405,186)	(552,110)		(867,466)	(1,239,504)

Other income (expense)
Interest income (expense)	(502,727)	(238,496)		(1,060,374)	(246,449)
Gain (loss) on derivative	(4,187,019)	88,362		(2,759,830)	255,875
Unrealized loss on investment	—	(5,800)		—	(19,800)
Total other income (expense)	(4,689,746)	(155,934)		(3,820,204)	(10,374)

Net loss	$(5,094,932)	$(708,044)		$(4,687,670)	$(1,249,878)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)		$(0.02)	$(0.01)

weighted average common
shares outstanding: basic and diluted	319,500,994	195,497,415		261,536,471	192,985,925

 See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(UNAUDITED)

		For the six months ended
		December 31, 2015		December 31, 2014
Cash Flows from Operating Activities
Net income (loss)		(4,687,670)		$(1,249,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment		-		19,800
Amortization of debt discount		956,011		232,429
Loss (gain) on derivative liability		2,759,830)		(255,875)
Warrants issued for services		-		58,000
Shares issued for services		9,600		21,077
Depreciation		872		621
Changes in assets and liabilities
Prepaid expense		87,424		145,979
Accounts payable and accrued expenses		(28,588)		(6,500)
Net cash used in operating activities		(902,521)		(1,034,347)

Cash Flows from Investing Activities
Purchase of fixed assets		-		(12,149)
Net cash used in investing activities		-		(12,149)

Cash Flows from Financing Activities
Proceeds from related party debt		667,075		587,139
Payments on related party debt		(514,331)		(125,455)
Proceeds from convertible notes payable		553,009		450,000
Proceeds on loans payable		28,501		-
Payments on loans payable		(48,733)		-
Net cash from financing activities		685,521		911,684

Net increase (decrease) in cash		(217,000)		(134,812)

Cash, beginning of period		249,986		235,073

Cash, end of period		$32,986		$100,261

Supplemental disclosure of cash flow information
Cash paid for interest		$-		$-
Cash paid for tax		$-		$-

Non-Cash investing and financing transactions
Common stock issued to settle convertible debt		$294,898		$213,818
Shares issued for intangible assets	$			$2,586
Common stock issued to settle convertible debt		$294,898	$
Recognition of derivative debt discount		$1,040,913		$293,419
Conversion of derivative liability		$593,307	$
Exchange of common shares to preferred shares		$116,617	$

 See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,662,336 since its inception and requires capital for its contemplated operational and marketing activities to take place. The ability of Nano Mobile Healthcare, Inc to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$5,701,672	$5,701,672

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,494,236	$2,494,236

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the consolidated balance sheets. The Company recognized net losses of $0 and $14,000 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three and six months ended December 31, 2015 and 2014, respectively.

NOTE 3 – PREPAID EXPENSES

During the six months ended December 31, 2015, the Company prepaid interest of $57,375 on convertible notes. As of December 31, 2015 and June 30, 2015, the balance that remained capitalized as prepaid expenses was $32,213 and $41,637, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through December 31, 2015 the securities were reduced in value from $60,000 to $400 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $0 and $14,000 during the three and six months ending December 31, 2015 and 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2015 and 2014, the Company received cash advances from its majority shareholder in the amount of $667,075 and 587,139, of which $514,331 and $125,455 was repaid during the same period. As of December 31, 2015 and June 30, 2015 there was a balance due to the shareholder of $533,194 and $400,450, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 – LOANS PAYABLE

On July 1, 2015, the Company issued a promissory note in the amount of $22,500 for $15,000 cash. The note was due on July 1, 2016 and bears interest at 15% per annum. During the six month period ended December 31, 2015, the Company has repaid the entire note balance.

On September 1, 2015, the Company issued a promissory note in the amount of $26,233 for $17,500 cash. The note was due on August 31, 2016 and bears interest at 15% per annum. During the six month period ended December 31, 2015, the Company has repaid the entire balance.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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

The following details the disbursements as of December 31, 2015:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - December 31, 2015
April 21, 2014	$110,776	$6,167	$116,943	—
May 6, 2014	55,384	4,443	$59,827	—
June 11, 2014	55,384	5,147	None	—
July 16, 2014	55,384	4,236	None	—
September 30, 2014	110,768	6,628	None	—
November 3, 2014	55,384	4,006	None	55,384
December 1, 2014	55,384	3,417	None	55,384
December 29, 2014	55,384	3,110	None	55,384
February 2, 2015	55,384	2,901	None	55,384
July 14, 2015	35,610	609	None	35,610
July 20, 2015	95,000	1,420	16,500	78,500
August 20, 2015	35,399	318	None	35,399
Unamortized Original Issue Discount	(6,618)	—		(6,618)
	$768,623	$42,402		364,427

During the six months ended December 31, 2015 and 2014, $14,918 and $5,078 of the debt discount related to the outstanding tranches was amortized, respectively.

The Notes are shown net of an unamortized original issue discount of $6,618 as of December 31, 2015.

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

During the quarter ended September 30, 2015, the note was assigned to another lender. As of December 31, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 December 31, 2015 and June 30, 2015 was $0 and $91,995, respectively resulting in a gain on the change in fair value of the derivative of $91,995 during the six months ended December 31, 2015.

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

During the six months ended December 31, 2015, the note was assigned to another lender. As of December 31, 2015, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $0 and $96,644 resulting in a gain on the change in fair value of the derivative of $96,644.

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

In accordance with the terms of the Note, the holder converted $16,221of the note balance during the six month ended December 31, 2015 into 33,754,806 shares of common stock. The value of the share on the date of conversion was $34,753.

As of December 31, 2015, $62,419 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 is $306,746 and $213,077 resulting in a gain on the change in fair value of the derivative of $158,744. The Note is shown net of a derivative debt discount of $20,280 at December 31, 2015.

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

As of December 31, 2015, $30,776 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $190,768 and $109,960, respectively resulting in a loss on the change in fair value of the derivative of $80,808. The Note is shown net of a derivative debt discount of $15,704 at December 31, 2015.

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

As of December 31, 2015, $29,631 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $198,292 and $115,438 resulting in a loss on the change in fair value of the derivative of $82,854 during the six months ended December 31, 2015. The Note is shown net of a derivative debt discount of $21,087 at December 31, 2015.

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

As of December 31, 2015, $27,914 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $203,347 and $116,072, respectively resulting in a loss on the change in fair value of the derivative of $87,275 during the six months ended December 31, 2015. The Note is shown net of a derivative debt discount of $27,018 at December 31, 2015.

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

As of December 31, 2015, $22,938 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $202,585 and $0, respectively resulting in a loss on the change in fair value of the derivative of $147,201 during the six months ended December 31, 2015. The Note is shown net of a derivative debt discount of $32,446 at December 31, 2015.

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

In accordance with the terms of the Note, the holder partially converted the note during the six months ended December 31, 2015 for 24,000,000 shares of common stock for principal of $16,500. The fair value of at the date of conversion of $33,003 was written off to additional paid in capital.

As of December 31, 2015, $88,838 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $45,284 and $0, respectively resulting in a gain on the change in fair value of the derivative of $74,553 during the six months ended December 31, 2015. The Note is shown net of a derivative debt discount of $6,162 at December 31, 2015.

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the quarter ending December 31, 2015 and 2014.

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

As of December 31, 2015 and June 30, 2015, the holder of the note exercised his right to convert $14,000 and $56,000 of the note balance into 2,222,222 and 3,188,125 shares of common stock, respectively. The fair value of the derivative liability related to the converted debt as of December 31, 2015 and June 30, 2015 was $13,784 and $79,464, respectively.

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $1,885 and $0 for the quarter ending December 31, 2015 and 2014. As of December 31, 2015 and June 30, 2015 the remaining prepaid interest balance was $353 and $2,838, respectively.

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

As of December 31, 2015, the holder of the note exercised his right to convert $14,950 of the note balance into 26,045,455 shares of common stock, respectively. The fair value of the derivative liability related to the converted debt as of December 31, 2015 was $21,145.

As of December 31, 2015 and June 30, 2015, the holder of the note exercised his right to convert $20,000 and $35,000 of the note balance into 8,695,652 and 4,404,515 shares of common stock. The fair value of the derivative liability related to the converted debt at December 31, 2015 and June 30, 2015 was $57,121 and $54,324, respectively.

As of December 31, 2015, $52,692 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $76,217 and $56,108, respectively resulting in a loss on the change in fair value of the derivative of $20,109. The Note is shown net of a derivative discount of $0 at December 31, 2015.

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $1,896 and $0 for the year ending September 30, 2015 and 2014. As of September 30, 2015, the remaining prepaid interest balance was $782

On June 21, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $70,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,711 and initial loss of $34,711 based on the Black Scholes Merton pricing model.

As of December 31, 2015, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $190,068 and $116,694 resulting in a loss on the change in fair value of the derivative of $73,374. The Note is shown net of a derivative discount of $0 at December 31, 2015.

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

As of September 30, 2015, the holder of the note exercised his right to convert $76,960 of the note balance and accrued interest into 15,175,261 shares of common stock. The fair value of the derivative liability related to the converted debt at the date of conversion was $124,660.

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

As of December 31, 2015, $38,679 of the debt discount has been amortized. The Notes are shown net of an unamortized debt discount of $51,431 at December 31, 2015.

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

As of December 31, 2015, the holder of the note exercised his right to convert $57,975 of the note balance into 59,183,000 shares of common stock. The fair value of the derivative liability related to the converted debt at December 31, 2015 was $151,708.

As of December 31, 2015, $30,177 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $93,235 and $152,892 resulting in a loss on the change in fair value of the derivative of $76,083. The Note is shown net of a derivative discount of $34,806 at December 31, 2015.

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

As of December 31, 2015, $8,502 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $106,534 and $54,756, respectively resulting in a loss on the change in fair value of the derivative of $41,778. The Note is shown net of a debt discount of $16,625 at December 31, 2015.

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

On October 12, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $248,055 and an initial loss on derivative liabilities of $187,555 based on the Black Scholes Merton pricing model.

As of December 31, 2015, $26,022 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $286,113 and $0, respectively resulting in a loss on the change in fair value of the derivative of $98,558. The Note is shown net of a debt discount of $34,478 at December 31, 2015.

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

On November 16, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $43,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $52,875 and an initial loss on derivative liabilities of $9,875 based on the Black Scholes Merton pricing model.

As of December 31, 2015, the holder of the note exercised his right to convert $5,625 of the note balance into 17,045,455 shares of common stock. The fair value of the derivative liability related to the converted debt as of December 31, 2015 was $8,910.

As of December 31, 2015, $19,745 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $144,435 and $0, respectively resulting in a loss on the change in fair value of the derivative of $91,560. The Note is shown net of a debt discount of 23,255 at December 31, 2015.

On June 7, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2015, $5,358 of the debt discount has been amortized and the note is shown net $4,142 in unamortized debt discount.

On December 4, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $121.252 and an initial loss on derivative liabilities of $60,752 based on the Black Scholes Merton pricing model.

As of December 31, 2015, $8,735 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $305,445 and $0, respectively resulting in a loss on the change in fair value of the derivative of $184,193. The Note is shown net of a debt discount of 51,765 at December 31, 2015.

On June 19, 2015, the Company issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2015, $3,663 of the debt discount has been amortized and the note is shown net $3,212 in unamortized debt discount.

On December 16, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $30,625 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $122,955 and an initial loss on derivative liabilities of $92,330 based on the Black Scholes Merton pricing model.

As of December 31, 2015, $2,470 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $166,587 and $0, respectively resulting in a loss on the change in fair value of the derivative of $43,632. The Note is shown net of a debt discount of 28,155 at December 31, 2015.

On June 28, 2015, the Company issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. As of December 31, 2015, $16,940 of the debt discount has been amortized and the note is shown net $33,060 in unamortized debt discount.

On December 25, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $624,135 and an initial loss on derivative liabilities of $524,135 based on the Black Scholes Merton pricing model.

As of December 31, 2015, $1,626 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 was $685,878 and $0, respectively resulting in a loss on the change in fair value of the derivative of $61,743. The Note is shown net of a debt discount of $98,374 at December 31, 2015.

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

As of December 31, 2015, $760 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,240 at December 31, 2015.

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

As of December 31, 2015, $8,340 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 and June 30, 2015 is $154,753 and $79,497, respectively resulting in a loss on the change in fair value of the derivative of $75,256 The Note is shown net of a derivative debt discount of $24,615 at December 31, 2015.

On July 7, 2015, the Company issued a convertible promissory note in the amount of $40,000 for $38,000 cash. The note is due on June 30, 2016 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended December 31, 2015, $986 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,014 at December 31, 2015.

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

As of December 31, 2015, $19,721 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015, was $121,109 resulting in a loss on the change in fair value of the derivative of $60,802. The Note is shown net of a derivative discount of $20,279 at December 31, 2015.

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

As of December 31, 2015, $32,727 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015, was $235,493 resulting in a loss on the change in fair value of the derivative of $134,154. The Note is shown net of a derivative discount of $23,523 at December 31, 2015.

On August 3, 2015, the Company issued a convertible promissory note in the amount of $75,000 for $50,000 cash, an original issue discount of $13,750 and prepaid interest of $11,250. The note is due on January 29, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended December 31, 2015, $13,750 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at December 31, 2015. As of December 31, 2015, the note has not become convertible.

On August 5, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875 and prepaid interest of $5,625. The note is due on January 29, 2017 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended December 31, 2015, $1,874 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $5,001 at December 31, 2015. As of December 31, 2015, the note has not become convertible.

On August 12, 2015, the Company issued a convertible promissory note in the amount of $50,000 for $44,000 cash, an original issue discount of $6,000. The note is due on February 12, 2016 and bears interest at 12% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lesser of lowest quoted price for the common stock during the previous 20 trading day period ending on the conversion date and the lowest trading price on the 30th trading day after the funding of the note. During the six months ended December 31, 2015, $4,598 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,402 at December 31, 2015.

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

As of December 31, 2015, $38,315 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 was $153,697 resulting in a gain on the change in fair value of the derivative of $204,553. The Note is shown net of a derivative discount of $11,685 at December 31, 2015.

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

As of December 31, 2015, the holder of the note exercised his right to convert $23,334 of the note balance into 41,816,074 shares of common stock, respectively. The fair value of the derivative liability related to the converted debt as of December 31, 2015 was $69,667.

As of December 31, 2015, $44,425 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015 was $54,786 resulting in a gain on the change in fair value of the derivative of $161,146. The Note is shown net of a derivative discount of $70,575 at December 31, 2015.

On September 8, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on September 9, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2015, $2,951 of the debt discount has been amortized and the note is shown net $6,549 in unamortized debt discount. As of December 31, 2015, the note has not become convertible.

On October 29, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $7,500 and prepaid interest of $2,500. The note is due on October 28, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended December 31, 2015, $1,295 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $6,205 at December 31, 2015. As of December 31, 2015, the note has not become convertible.

On November 25, 2015, the Company issued two short-term convertible promissory note in the amount of $300,000 for $200,000 cash, an original issue discount of $75,000, and prepaid interest of $25,000. The notes are due on May 22, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended December 31, 2015, $15,084 of the debt discount has been amortized and the note is shown net $59,916 in unamortized debt discount. As of December 31, 2015, the note has not become convertible.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	December 31, 2015
Risk free interest rate	0.00-0.86%
Expected term (years)	0.01-1.32
Expected volatility	240-366.4%
Expected dividends	0%

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.09-0.64%
Expected term (years)	0.45-1.01
Expected volatility	198-288%
Expected dividends	0%

As of December 31, 2015, the company had the below commitments related to its outstanding convertible notes payable.

Commitments:	Amount
Within one year	$1,694,127
After one year and within 5 years	0
Total	$1,694,127

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

During the six months ended December 31, 2015, the Company issued 255,152,377 shares of common stock valued at $294,898 for the conversion of notes payable.

During the six months ended December 31, 2015, the Company issued 4,000,000 shares of common stock valued at $9,600 for services.

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

During the quarter ended December 31, 2015 and 2014, the Company issued 796,875,000 and 291,494 warrants, respectively for shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations until such time as the derivative warrants are exercised or expire.

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

On April 15, 2015 the Company granted stock warrants for 2,560,976 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0443/share, the exercise price is $0.017/share, the value of the issuance is $113,438.

On June 7, 2015 the Company granted stock warrants for 4,375,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.024/share, the exercise price is $0.009/share, the value of the issuance is $104,985.

On June 19, 2015 the Company granted stock warrants for 2,556,818 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.025/share, the exercise price is $0.009/share, the value of the issuance is $63,911.

On June 28, 2015 the Company granted stock warrants for 11,842,105 shares of common stock in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.021/share, the exercise price is $0.008/share, the value of the issuance is $278,251.

On September 8, 2015 the Company granted stock warrants for 35,000,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0034/share, the exercise price is $0.001/share, the value of the issuance is $118,985.

On November 23, 2015 the Company granted stock warrants for 750,000,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $524,937.

On October 29, 2015 the Company granted stock warrants for 46,875,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $60,930.

We issued warrants to purchase 38,874,998 shares of common stock to non-employees during the year ended June 30, 2014, during such time the warrants were accounted for as equity. During the year end June 30, 2015, the Company issued convertible notes payable that provide for the issuance of shares of common stock that became convertible. The conversion term for the convertible notes are variable based on certain factors. As of September 30, 2015, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the warrants are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $6,157,610 in connection with the initial valuation of the derivative liability of the warrants based on the Black Scholes Merton pricing model. The derivative liability related to these warrants was $45,780 and $913,168 as of December 31, 2015 and June 30, 2015, respectively. During the six months ended December 31, 2015 and 2014, the Company recorded a gain of $858,818 and $0, respectively, related to the change in fair value on the warrants.

In total the derivative liability related to the warrants as of December 31, 2015 and June 30, 2015 was $1,075,446 and $1,270,470, respectively and the Company recorded a gain in the change in fair value due to derivative warrant liability of $195,024 and $237,469 during the six months ended December 31, 2015 and 2014, respectively. The Company as recorded debt discount associated with the warrants in the amount of $275,000 and an initial loss of $429,852. As of December 31, 2015, $61,611 of the debt discount has been amortized. The associated notes are shown net of the $213,389 discount

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%- 1.88%
Expected term (years)	5-7
Expected volatility	206-362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2015
Risk free interest rate	1.63%
Expected term (years)	5-7
Expected volatility	206.48%
Expected dividends	0%

Fair value assumptions – derivative warrants:	December 31 2015
Risk free interest rate	1.76%
Expected term (years)	3-7
Expected volatility	303.02%
Expected dividends	0%

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

During the three and six months ended December 31, 2015 and 2014, the Company expensed $332,556 and $612,931 and 294,116 and $580,701, respectfully.

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the three months ending December 31, 2015 and 2014, $0 and $25,000 of the royalties were recognized as an expense.

NOTE 11 – SUBSEQUENT EVENTS

On June 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $100,000. There is an original discount component of $10,000. Therefore, the funds available to the Company will be $90,000 and the liability (net of interest) will be $100,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 15% per annum. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.02 per share or 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading days immediately preceding the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $30,000 on June 29, 2015. Subsequent to year end the Company issued 25,000,000 shares of common stock for the conversion of $4,375 of the note payable.

On July 20, 2015, the Company entered into a settlement agreement with the holder of the convertible note. Under the agreement the note holder agreed to not to seek to enforce its rights or remedies under the Note in relation to the notice of conversion issued to convert a balance of the note amounting to $57,933; to not to exercise its rights of conversion pursuant to the Note, and if an event of default occurs, the Holder agrees not to sell any shares of common stock of the Company having an aggregate conversion value of $30,000 or more per week until such time as it has sold all of the Company’s common stock that it owns. Under the agreement the Company agreed to a penalty in relation to the issuance of a note in the amount of $95,000. Subsequent to quarter end, the Company issued 16,000,000 shares for the conversion of $4,800 of the note payable.

On July 24, 2015, the Company issued a convertible promissory note in the amount of $56,250 for $50,000 cash. The note is due on April 24, 2016 and bears interest at 10% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Subsequent to quarter end, the Company issued 24,456,522 shares for the conversion of $1,774 of the note payable.

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

Results of operations for the three months ended December 31, 2015 and 2014

We have earned no revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses decreased to $405,186 for the three months ended December 31, 2015, as compared with operating expenses of $552,110 for the three months ended December 31, 2014. Our operating expenses for the three months ended December 31, 2015 consisted of consulting expenses of $332,556, general and administrative expenses of $53,439 and professional fees in the amount of $19,191. Our operating expenses for the three months ended December 31, 2014 consisted of consulting expenses of $294,116, general and administrative expenses of $159,737, professional fees of $57,320, royalty expense of $25,000 and officer and director compensation of $15,937.

Our operating expenses decreased to $867,466 for the six months ended December 31, 2015, as compared with operating expenses of $1,239,504 for the six months ended December 31, 2014. Our operating expenses for the six months ended December 31, 2015 consisted of consulting expenses of $612,931, general and administrative expenses of $155,692, professional fees in the amount of $62,746 and compensation to our officers and directors of $36,097. Our operating expenses for the six months ended December 31, 2014 consisted of consulting expenses of $580,701, general and administrative expenses of $321,845, professional fees of $194,840, royalty expense of $100,000 and compensation to our officers and directors of $42,118.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

We recognized other expenses of $4,689,746 for the three months ended December 31, 2015, as compared with other expenses of $155,934 for the three months ended December 31, 2014. Our expenses in 2015 was attributable to a loss in the change in fair value due to derivative debt and warrant liability of $4,187,019 and by interest expense of $502,727.

We recognized other expenses of $3,820,204 for the six months ended December 31, 2015, as compared with other expenses of $10,374 for the six months ended December 31, 2014. Other expenses in 2015 was mainly attributable to a loss in the change in fair value due to derivative debt and warrant liability of $2,759,830, and by interest expense of $1,060,374.

We incurred a net loss of $5,094,932 for the three months ended December 31, 2015, compared with a net loss of $708,044 for the three months ended December 31, 2014. We incurred a net loss of $4,687,670 for the six months ended December 31, 2015, compared with a net loss of $1,249,878 for the six months ended December 31, 2014.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $65,199, consisting of cash and prepaid expenses. We had current liabilities of $7,216,533 as of December 31, 2015. Accordingly, we had negative working capital of $7,151,334 as of December 31, 2015.

Operating activities used $902,521 in cash for six months ended December 31, 2015, as compared with $1,034,347 for six months ended December 31, 2014. Our negative operating cash flow for the six months ended December 31, 2015 was mainly attributable to our net loss for the period and offset mainly by a derivative gain and the amortization of debt discount.

Investing activities used $0 in cash for the six months ended December 31, 2015, as compared with $12,149 in cash used in investing activities for the six months ended December 31, 2014, associated with the purchase of fixed assets.

Financing activities for the six months ended December 31, 2015 provided $685,521 in cash, as compared with cash flows provided by financing activities of $911,684 for the six months ended December 31, 2014. Our positive cash flow for the six months ended December 31, 2015 was mainly the result of proceeds from related party debt and convertible notes, offset by payments on related party debt.

We continue to be dependent on raising capital to operate our business. As mentioned above, our plan is to develop a low cost point-of-care screening device that will detect and analyze common components from human breath and provide an early indication of chronic diseases. It could cost us up to $5,000,000 to conduct clinical trials before our product is ready for market. We are also working on a device to enable law enforcement to detect marijuana use. This, we hope, will provide us a product to generate revenues without the expenses and timeframe associated with a lengthy FDA process. However, we will need capital for both ventures in connection with marketing, distribution and sales efforts to commercialize our products. We will also need capital to maintain compliant with our filing obligations with the SEC.

To date, we have relied on related party advances and convertible notes for our immediate financing needs. We will need to find a more suitable arrangement to raise the money we need to implement our business plan. If we raise less than what we need, we will have to scale back our operations commensurate with the funding, if any, that we receive. Our efforts are ongoing but we can provide no assurance that we will be able to raise the optimal amount needed to implement our business plan.

We have been busy strategizing and outlining a plan to meet the requirements for making our company more attractive to the capital markets and to maintain our eligibility requirements on the OTCQB. As part of that process, we have approved a 10 for 1 reverse split of our common stock and an increase in our authorized common stock from 500,000,000 to 1,000,000,000 shares.

We hope the split and increase of authorized stock will make us more attractive to institutional investors whose investment strategies include working with companies on long-term financing. We have been working with our majority shareholder, Nanobeak, to develop and articulate a plan to attract seasoned investment bankers to assist us in raising capital. This process will take time and is not guaranteed, but we believe with hard work and the right partners, it is extremely achievable. As of the date of this report, Nanobeak has two such investment banking firms under agreement: China Merchants Bank New York and Barclays Capital Inc. We believe these firms care more about the fundamentals of our business and understand the long-term value of our company, our technology and our products. We have not yet raised capital but we hope to in the coming months.

As of December 31, 2015, we had $32,986 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of $11,662,336 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended December 31, 2015, we issued 255,152,377 shares of common stock valued at $294,898 for the conversion of notes payable.

During the six months ended December 31, 2015, we issued 4,000,000 shares of common stock valued at $9,600 for services.

On September 8, 2015 we granted stock warrants for 15,441,176 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.001/share.

On November 23, 2015 we granted stock warrants for 187,500,000 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.0045/share.

On October 29, 2015 we granted stock warrants for 23,437,500 shares of common stock in association with a short-term loan at no cost to the lender. These warrants have a term of five years and an exercise price of $0.0045/share.

Subsequent to quarter ended December 31, 2015, we issued 40,456,522 shares for the conversion of $6,574 in notes payable.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	February 22, 2016

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer

