Form 10-Q/A
period 2015-12-31
Nano Mobile Healthcare, Inc.
filed 2016-02-24
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

917-745-7202
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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 398,755,933 shares of common stock as of January 25, 2016

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 22, 2016 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	February 23, 2016

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer

4