Form 10-Q
period 2016-03-31
Nano Mobile Healthcare, Inc.
filed 2016-05-27
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,148,104 shares of common stock as of May 23, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2016 and June 30, 2015 (unaudited);

F-2	Statements of Operations for the three and nine months ended March 31, 2016 and 2015 (unaudited);

F-3	Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 (unaudited); and

F-4	Notes to the unaudited Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF MARCH 31, 2016 AND JUNE 30, 2015

(UNAUDITED)

	March 31, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$49,986	$249,986
Prepaid expenses and other current assets	8,415	41,637
Total current assets	58,401	291,623

Fixed Assets	9,367	10,670
Securities-available for sale	400	400
Total assets	68,168	302,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$370,289	$366,918
Convertible notes payable	1,020,950	341,585
Due to related parties	760,523	400,450
Derivative liabilities	9,713,164	2,494,236
Total current liabilities	11,864,926	3,603,189

Convertible debt	108,011	160,386

Total liabilities	11,972,937	3,763,575

Stockholders’ deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 23,473,368 and 0 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	23,473	-
Common stock; $0.001 par value; 950,000,000 shares authorized; 44,904,245 and 22,772,040 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	44,905	22,772
Additional paid-in capital	4,792,503	3,491,012
Accumulated deficit	(16,765,650)	(6,974,666)
Total stockholders’ deficit	(11,904,769)	(3,460,882)

Total liabilities and stockholders’ deficit	$68,168	$302,693

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE , INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Operating expenses
Professional fees	23,000	160,274	85,746	355,114
General and administrative expenses	100,820	104,899	256,512	426,743
Officer and director compensation	2,750	264,349	38,847	306,467
Consulting	68,160	269,195	681,091	849,897
Royalty expenses	-	-	-	100,000
Total operating expenses	194,730	798,717	1,062,196	2,038,221

Loss from operations	(194,730)	(798,717)	(1,062,196)	(2,038,221)

Other income (expense)
Interest income (expense)	(687,703)	(179,193)	(1,748,077)	(425,642)
Gain (loss) on derivative	(4,220,881)	304,234	(6,980,711)	48,359
Unrealized loss on investment	-	-	-	(19,800)
Total other income (expense)	(4,908,584)	125,041	(8,728,788)	(397,083)

Net loss	$(5,103,314)	$(673,676)	$(9,790,984)	$(2,435,304)

Net loss per common share: basic and diluted	$(0.12)	$(0.03)	$(0.31)	$(0.12)

Weighted average common shares outstanding: basic and diluted	42,411,584	20,798,785	31,343,086	19,787,647

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the nine months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(9,790,984)	$(2,435,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	-	19,800
Amortization of debt discount	1,608,679	383,661
Loss (Gain) on derivative liability	6,980,711	(48,359)
Warrants issued for services	-	321,669
Shares issued for services	9,600	41,577
Depreciation	1,303	1,048
Gain on settlement of loan payable	(3,971)	-
Changes in assets and liabilities
Prepaid expense	33,222	147,731
Accounts payable and accrued expenses	3,371	27,210
Net cash used in operating activities	(1,158,069)	(1,540,967)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(12,149)
Net cash used in investing activities	-	(12,149)

Cash Flows from Financing Activities
Proceeds from related party debt	911,631	1,031,677
Payments on related party debt	(551,558)	(292,662)
Proceeds from convertible notes payable	610,258	649,000
Proceeds on loans payable	32,500	-
Payments on loans payable	(44,762)	-
Net cash from financing activities	958,069	1,388,015

Net decrease in cash	(200,000)	(165,101)

Cash, beginning of period	249,986	235,073

Cash, end of period	$49,986	$69,972

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued to settle related party debt	$-	$461,684
Warrant Issued with Debt	$275,000	$-
Shares issued for intangible assets	$-	$8,586
Common stock issued to settle convertible debt	$307,447	$248,645
Recognition of derivative debt discount	$989,297	$612,071
Conversion of derivative liability	$1,030,051	$-
Exchange of common shares to preferred shares	$11,662	$-

See accompanying notes to unaudited financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $16,765,650 since its inception and requires capital for its contemplated operational and marketing activities to take place. The ability of Nano Mobile Healthcare, Inc to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$9,713,164	$9,713,164

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,494,236	$2,494,236

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the consolidated balance sheets. The Company recognized net losses of $0 and $14,000 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three and nine months ended March 31, 2016 and 2015, respectively.

NOTE 3 – PREPAID EXPENSES

During the nine months ended March 31, 2016, the Company prepaid interest of $57,375 on convertible notes. As of March 31, 2016 and June 30, 2015, the balance that remained capitalized as prepaid expenses was $8,415 and $41,637, respectively.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through March 31, 2016 the securities were reduced in value from $60,000 to $400 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

The Company reported an unrealized loss on investment of $0 and $19,800 during the three and nine months ending March 31, 2016 and 2015, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2016 and 2015, the Company received cash advances from its majority shareholder in the amount of $911,631 and 1,031,677, of which $551,558 and $292,662 was repaid during the same period. As of March 31, 2016 and June 30, 2015 there was a balance due to the shareholder of $760,523 and $400,450, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 – LOANS PAYABLE

On July 1, 2015, the Company issued a promissory note in the amount of $22,500 for $15,000 cash. The note was due on July 1, 2016 and bears interest at 15% per annum. During the nine month period ended March 31, 2016, the Company has repaid the entire note balance.

On September 1, 2015, the Company issued a promissory note in the amount of $26,233 for $17,500 cash. The note was due on August 31, 2016 and bears interest at 15% per annum. During the nine month period ended March 31, 2016, the Company has repaid the entire balance.

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

March 31, 2016

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

After the payment was made on August 10, 2015, the Company and the note holder agreed to forgo the final two payments, cancel the settlements agreement, and therefore allow the noteholder to convert the notes as agreed to in the original note agreement. During the nine months ended March 31, 2016, the Company has converted $21,300 of the penalty note issued on July 20, 2015 into 4,000,000 (post split) shares of common stock.

The following details the disbursements as of March 31, 2016:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance - December 31, 2015
April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	4,443	$59,827	-
June 11, 2014	55,384	5,147	$60,531	-
July 16, 2014	55,384	4,236	$59,620	-
September 30, 2014	110,768	6,628	$117,396	-
November 3, 2014	55,384	6,227	None	55,384
December 1, 2014	55,384	5,638	None	55,384
December 29, 2014	55,384	5,332	None	55,384
February 2, 2015	55,384	5,123	None	55,384
July 14, 2015	35,610	2,037	None	35,610
July 20, 2015	95,000	4,119	$21,300	73,700
August 20, 2015	35,399	1,738	None	35,399
Unamortized Original Issue Discount		-		(3,039)
	$775,241	$56,835		363,206

During the nine months ended March 31, 2016 and 2014, $18,496 and $5,078 of the debt discount related to the outstanding tranches was amortized, respectively.

The Notes are shown net of an unamortized original issue discount of $3,039 as of March 31, 2016.

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that seven tranches received on November 3, 2014, December 1, 2014, December 29, 2014, February 2, 2015, July 14, 2015, July 20, 2015, August 20, 2015, July 14, 2015, and August 20, 2015, and were convertible as of March 31, 2016.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

In accordance with the terms of the Note, the holder fully converted the tranche issued on April 21, 2014 during the year ended June 30, 2015 for 371,197(post split) shares of common stock for principal and accrued interest of $116,943. The Company recorded a debt discount in the amount of $110,776 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $192,038 and an initial loss of $81,262 based on the Black Scholes Merton pricing model.

On October 21, 2014, the Note issued on May 6, 2014, became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $95,215 and an initial loss of $39,831 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the tranche during the year ended June 30, 2015 for 494,358(post split) shares of common stock for principal and interest of $59,827.

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

During the quarter ended September 30, 2015, the note was assigned to another lender. As of March 31, 2016, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $0 and $91,995, respectively resulting in a gain on the change in fair value of the derivative of $91,995 during the nine months ended March 31, 2016.

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

During the nine months ended March 31, 2016, the note was assigned to another lender. As of March 31, 2016, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $0 and $96,644 resulting in a gain on the change in fair value of the derivative of $96,644.

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

In accordance with the terms of the Note, the holder converted $16,221of the note balance during the nine months ended March 31, 2016 into 3,375,481(post split) shares of common stock. The value of the share on the date of conversion was $34,753.

As of March 31, 2016, $82,699 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 is $472,525 and $213,077 resulting in a loss on the change in fair value of the derivative of $259,448. The Note is shown net of a derivative debt discount of $0 at March 31, 2016.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, $46,480 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $275,595 and $109,960, respectively resulting in a loss on the change in fair value of the derivative of $165,635. The Note is shown net of a derivative debt discount of $4,179 at March 31, 2016.

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

As of March 31, 2016, $42,173 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $275,832 and $115,438 resulting in a loss on the change in fair value of the derivative of $160,394 during the nine months ended March 31, 2016. The Note is shown net of a derivative debt discount of $8,545 at March 31, 2016.

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

As of March 31, 2016, $41,498 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $276,463 and $116,072, respectively resulting in a loss on the change in fair value of the derivative of $160,391 during the nine months ended March 31, 2016. The Note is shown net of a derivative debt discount of $13,434 at March 31, 2016.

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

As of March 31, 2016, $22,938 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $202,585 and $0, respectively resulting in a loss on the change in fair value of the derivative of $147,201 during the six months ended December 31, 2015. The Note is shown net of a derivative debt discount of $32,446 at December 31, 2015.

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

In accordance with the terms of the Note, the holder partially converted the note during the six months ended March 31, 2016 for 4,000,000 shares (post split) of common stock for principal of $21,300. The fair value of at the date of conversion of $140,205 was written off to additional paid in capital.

As of March 31, 2016, $95,000 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $368,272 and $0, respectively resulting in a loss on the change in fair value of the derivative of $368,272 during the nine months ended March 31, 2016. The Note is shown net of a derivative debt discount of $0 at December 31, 2015.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $0 for the quarter ending March 31, 2016 and 2014.

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

As of June 30, 2015, $70,000 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 is $20,632.

As of March 31, 2016 and June 30, 2015, the holder of the note exercised his right to convert $14,000 and $56,000 of the note balance into 222,222 and 318,813 shares (post split) of common stock, respectively. The fair value of the derivative liability related to the converted debt as of March 31, 2016 and June 30, 2015 was $13,784 and $79,464, respectively.

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $2,849 and $0 for the nine months ending March 31, 2016 and 2014. As of March 31, 2016 and June 30, 2015 the remaining prepaid interest balance was $0 and $2,838, respectively.

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

As of March 31, 2016 and June 30, 2015, the holder of the note exercised his right to convert $20,000 and $35,000 of the note balance into 869,565 and 440,452 shares of common stock (post split). The fair value of the derivative liability related to the converted debt at March 31, 2016 and June 30, 2015 was $57,121 and $54,324, respectively.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $160,322 and $56,108, respectively resulting in a loss on the change in fair value of the derivative of $104,214. The Note is shown net of a derivative discount of $0 at December 31, 2015.

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

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $3,573 and $0 for the year ending Marchr 31, 2016 and 2014. As of March 31, 2016, the remaining prepaid interest balance was $0

On June 21, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $70,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,711 and initial loss of $34,711 based on the Black Scholes Merton pricing model.

As of March 31, 2016, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $399,800 and $116,694 resulting in a loss on the change in fair value of the derivative of $283,106. The Note is shown net of a derivative discount of $0 at March 31, 2016.

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

As of March 31, 2016, the holder of the note exercised his right to convert $76,960 of the note balance and accrued interest into 1,517,526 shares of common stock. The fair value of the derivative liability related to the converted debt at the date of conversion was $124,660.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, $48,596 of the debt discount has been amortized. The Notes are shown net of an unamortized debt discount of $33,904 at March 31, 2016.

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

As of March 31, 2016, the holder of the note exercised his right to convert $57,975 of the note balance into 5,918,300 shares of common stock (post-split). The fair value of the derivative liability related to the converted debt at March 31, 2016 was $151,708.

As of March 31, 2016, $48,596 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $163,422 and $152,892 resulting in a loss on the change in fair value of the derivative of $10,530. The Note is shown net of a derivative discount of $33,309 at March 31, 2016.

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

As of March 31, 2016, $12,773 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $183,255 and $54,756, respectively resulting in a loss on the change in fair value of the derivative of $128,499. The Note is shown net of a debt discount of $14,767 at March 31, 2016.

On April 15, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $9,111 of the debt discount has been amortized and the note is shown net $389 in unamortized debt discount.

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

As of March 31, 2016, $55,621 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $558,084 and $0, respectively resulting in a loss on the change in fair value of the derivative of $558,084. The Note is shown net of a debt discount of $4,879 at March 31, 2016.

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

March 31, 2016

(UNAUDITED)

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

As of December 31, 2015, the holder of the note exercised his right to convert $5,625 of the note balance into 1,704,546 shares of common stock. The fair value of the derivative liability related to the converted debt as of March 31, 2016 was $8,910.

As of March 31, 2016, $43,000 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $148,597 and $0, respectively resulting in a loss on the change in fair value of the derivative of $148,597. The Note is shown net of a debt discount of $0 at March 31, 2016.

On June 7, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $7,714 of the debt discount has been amortized and the note is shown net $1,781 in unamortized debt discount.

On December 4, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $147,829 and an initial loss on derivative liabilities of $87,329 based on the Black Scholes Merton pricing model.

As of March 31, 2016, $38,176 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $558,400 and $0, respectively resulting in a loss on the change in fair value of the derivative of $558,400. The Note is shown net of a debt discount of 22,324 at March 31, 2016.

On June 19, 2015, the Company issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $5,372 of the debt discount has been amortized and the note is shown net $1,503 in unamortized debt discount.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, $17,453 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $299,226 and $0, respectively resulting in a loss on the change in fair value of the derivative of $299,226. The Note is shown net of a debt discount of $13,172 at March 31, 2016.

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

As of March 31, 2016, $26,287 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 was $1,199,423 and $0, respectively resulting in a loss on the change in fair value of the derivative of $1,199,423. The Note is shown net of a debt discount of $73,713 at March 31, 2016.

On June 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $100,000. There is an original discount component of $10,000. Therefore, the funds available to the Company will be $90,000 and the liability (net of interest) will be $100,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 15% per annum. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.02 per share or 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading days immediately preceding the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $30,000 on June 29, 2015.As of March 31, 2016, $1,134 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,866 at March 31, 2016.

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

As of March 31, 2016, $12,460 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 and June 30, 2015 is $228,923 and $79,497, respectively resulting in a loss on the change in fair value of the derivative of $149,426 The Note is shown net of a derivative debt discount of $20,540 at March 31, 2016.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

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

As of March 31, 2016, $29,861 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2015, was $159,723 resulting in a loss on the change in fair value of the derivative of $159,723. The Note is shown net of a derivative discount of $10,139 at March 31, 2016.

On July 24, 2015, the Company issued a convertible promissory note in the amount of $56,250 for $50,000 cash. The note is due on April 24, 2016 and bears interest at 10% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Note is shown net of an unamortized debt discount of $4,705 at September 30, 2015.

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

As of March 31, 2016, $51,341 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016, was $389,744 resulting in a loss on the change in fair value of the derivative of $389,744. The Note is shown net of a derivative discount of $4,909 at March 31, 2016.

On August 3, 2015, the Company issued a convertible promissory note in the amount of $75,000 for $50,000 cash, an original issue discount of $13,750 and prepaid interest of $11,250. The note is due on January 29, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $13,750 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at March 31, 2016.

On January 30, 2016, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $61,250 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $300,208 and initial loss on derivative liabilities of $238,958 based on the Black Scholes Merton pricing model.

As of March 31, 2016, $61,250 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016, was $599,362 resulting in a loss on the change in fair value of the derivative of $599,362. The Note is shown net of a derivative discount of $0 at March 31, 2016.

On August 5, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875 and prepaid interest of $5,625. The note is due on January 29, 2017 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $3,026 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $3,849 at March 31, 2016.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

On February 1, 2016, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $30,625 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $183,481 and initial loss on derivative liabilities of $152,856 based on the Black Scholes Merton pricing model.

As of March 31, 2016, $4,978 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016, was $299,867 resulting in a loss on the change in fair value of the derivative of $116,386. The Note is shown net of a derivative discount of $25,647 at March 31, 2016.

On August 12, 2015, the Company issued a convertible promissory note in the amount of $50,000 for $44,000 cash, an original issue discount of $6,000. The note is due on February 12, 2016 and bears interest at 12% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lesser of lowest quoted price for the common stock during the previous 20 trading day period ending on the conversion date and the lowest trading price on the 30th trading day after the funding of the note. As of March 31, 2016, $6,000 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at March 31, 2016.

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

As of March 31, 2016, $50,000 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 was $333,001 resulting in a gain on the change in fair value of the derivative of $333,001. The Note is shown net of a derivative discount of $0 at March 31, 2016.

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

As of March 31, 2016, the holder of the note exercised his right to convert $23,334 of the note balance into 41,816,074 shares of common stock, respectively. The fair value of the derivative liability related to the converted debt as of March 31, 2016 was $69,667.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, $73,096 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 was $275,717 resulting in a gain on the change in fair value of the derivative of $59,785. The Note is shown net of a derivative discount of $41,904 at March 31, 2016.

On September 8, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on September 9, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $5,307 of the debt discount has been amortized and the note is shown net $4,193 in unamortized debt discount.

On September 8, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $406,912 and initial loss on derivative liabilities of $346,412 based on the Black Scholes Merton pricing model.

As of March 31, 2016, $8,088 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2016 was $559,465 resulting in a gain on the change in fair value of the derivative of $152,553. The Note is shown net of a derivative discount of $52,412 at March 31, 2016.

On October 29, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $7,500 and prepaid interest of $2,500. The note is due on October 28, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As ofMarch 31, 2016, $3,164 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $4,336 at March 31, 2016. As of March 31, 2016, the note has not become convertible.

On November 25, 2015, the Company issued two short-term convertible promissory note in the amount of $300,000 for $200,000 cash, an original issue discount of $75,000, and prepaid interest of $25,000. The notes are due on May 22, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2016, $53,212 of the debt discount has been amortized and the note is shown net $21,788 in unamortized debt discount. As of March 31, 2016, the note has not become convertible.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	March 31, 2016
Risk free interest rate	0.00-0.59%
Expected term (years)	0.01-1.50
Expected volatility	530-2,528%
Expected dividends	0%

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.09-0.64%
Expected term (years)	0.45-1.01
Expected volatility	198-288%
Expected dividends	0%

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016, the company had the below commitments related to its outstanding convertible notes payable.

Commitments:	Amount
Within one year	$1,625,453
After one year and within 5 years	56,125
Total	$1,681,578

NOTE 8 – COMMON STOCK

On March 21, 2016, the “Company filed (i) a Certificate of Amendment to its Certificate of Incorporation (the “Charter”), with the Secretary of State of the State of Delaware, to effect a 10:1 reverse stock split of the Company’s shares of common stock, $0.001 par value and (ii) a Certificate of Amendment to its Charter with the Secretary of State of the State of Delaware, to increase its authorized capital stock from 500,000,000 to 1,000,000,000 shares. The effect of the stock split has been retroactively reflected in the financial statements.

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

On August 25, 2015, the Company entered into an exchange agreement with its majority shareholder, Nanobeak, LLC, pursuant to which Nanobeak exchanged 11,736,684 (post-split) shares of the Company’s common stock in exchange for 23,473,368 shares of the Company’s Series A Convertible Preferred Stock.

During the nine months ended March 31, 2016, the Company issued 33,393,889 (post-split) shares of common stock valued at $307,447 for the conversion of notes payable.

During the six months ended December 31, 2015, the Company issued 400,000 (post-split) shares of common stock valued at $9,600 for services.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE 9 – STOCK WARRANTS

On December 16, 2013, the Board of Directors of the Company approved the election of William S. Rees, Jr. to serve as a member of the Board effective December 16, 2014. Mr. Rees has not yet been appointed to serve on any committee of the Board. There are no arrangements or understandings between Mr. Rees and any other person pursuant to which Mr. Rees was appointed as a director. The Company entered into an agreement with Mr. Rees pursuant to which it agreed to issue to him, in consideration of his services, a warrant to purchase up to 200,000 shares (post-split) of the Company’s common stock for a period of five years at an exercise price of $0.05 per share. The Company determined the fair value of the warrants to be $99,764 using the Black Scholes Valuation Model. As of June 30, 2014 the warrants were fully vested and the Company recorded $99,764 as stock-based compensation expense.

On December 31, 2013, we issued to Accent Healthcare Advisors, LLC, a California limited liability company, as compensation for their past and future advisory services for the next several years in the bio-pharmaceutical and healthcare industries, a warrant to purchase up to 2,500,000 shares (post-split) of the Company’s common stock, par value $.01 per share, for a period of seven years at an exercise price of $0.049 per share. The warrants issued vest immediately. The exercise price was calculated based on the prior ten days average closing price per share. The holder may not exercise the Warrant such that the number of shares of common stock beneficially owned by the holder and its affiliates exceeds 4.9% of the total outstanding shares of common stock of the Company. The fair value of the warrants using the Black Scholes valuation model was determined to be $2,994,407. The exercise price and number of Warrant Shares are subject to adjustment upon the subdivision or combination of the Company’s common stock. Further, upon the consolidation, merger or sale of the Company, the holder is entitled to receive, at the Company’s discretion, either (a) if the Warrant is exercised, the consideration payable with respect to or in exchange for those Warrant Shares that would have been received if no consolidation, merger or sale had taken place or (b) cash equal to the value of the Warrant as determined in accordance with the Black-Scholes option pricing formula. As of June 30, 2014 the stock-based compensation expense related to this issuance was $2,994,407.

On November 27, 2013, the Company issued 387,500 warrants for the Company’s common stock (post-split) as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to $0.05. The warrants issued vest immediately. The warrants are exercisable any time after November 27, 2013 for a period of five years from date of issuance. The fair value of the warrants using the Black Scholes Valuation Model was $204,904. As of June 30, 2014 the stock-based compensation expense related to this issuance was 204,904.

On December 10, 2013, the Company issued 500,000 warrants for the Company’s common stock (post-split) as stock based compensation for a three year period, par value $.01 per share, at an exercise price per share equal to the closing price on December 10, 2013 of $0.0478. The warrants are exercisable any time after December 10, 2013 for a period of seven years from date of issuance. The fair value of the warrants using the Black Scholes Valuation Model was $238,925. As of June 30, 2014 the stock-based compensation expense related to this issuance was $238,925.

On July 1, 2014 the Company granted stock warrants for 20,000 shares of common stock (post-split) for services, which vested immediately. These warrants had an expiration date of July 1, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.29/share, the exercise price is $0.12495/share, the value of the issuance is $58,000.

On January 15, 2015, the Company granted stock warrants for 800,000 shares of common stock (post-split)for services, which vested immediately. These warrants had an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $263,669.

During the quarter ended March 31, 2016 and 2015, the Company issued 79,687,500 and 29,149 warrants, (post-split) respectively for shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in the statement of operations until such time as the derivative warrants are exercised or expire.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

On April 17, 2014 the Company granted stock warrants for 118,519 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants had an expiration date of April 17, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0701/share, the value of the issuance is $106,426.

On May 5, 2014 the Company granted stock warrants for 70,523 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants had an expiration date of May 5, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.09/share, the exercise price is $0.0589/share, the value of the issuance is $63,468.

On June 11, 2014 the Company granted stock warrants for 55,384 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants had an expiration date of June 11, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.1284/share, the exercise price is $0.0750/share, the value of the issuance is $71,110.

On July 15, 2014 the Company granted stock warrants for 29,149 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have an expiration date of July 15, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.24/share, the exercise price is $0.0143/share, the value of the issuance is $69,956.

On October 1, 2014 the Company granted stock warrants for 32,012 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.164/share, the exercise price is $0.123/share, the value of the issuance is $52,498.

On November 17, 2014 the Company granted stock warrants for 80,769 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.065/share, the exercise price is $0.049/share, the value of the issuance is $52,498.

On December 23, 2014 the Company granted stock warrants for 115,894 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.045/share, the exercise price is $0.034/share, the value of the issuance is $52,152.

On April 15, 2015 the Company granted stock warrants for 256,098 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0443/share, the exercise price is $0.017/share, the value of the issuance is $113,438.

On June 7, 2015 the Company granted stock warrants for 437,500 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.024/share, the exercise price is $0.009/share, the value of the issuance is $104,985.

On June 19, 2015 the Company granted stock warrants for 255,682 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.025/share, the exercise price is $0.009/share, the value of the issuance is $63,911.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

On June 28, 2015 the Company granted stock warrants for 1,184,211 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.021/share, the exercise price is $0.008/share, the value of the issuance is $278,251.

On September 8, 2015 the Company granted stock warrants for 3,500,000 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0034/share, the exercise price is $0.001/share, the value of the issuance is $118,985.

On November 23, 2015 the Company granted stock warrants for 75,000,000 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $524,937.

On October 29, 2015 the Company granted stock warrants for 4,687,500 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $60,930.

We issued warrants to purchase 3,887,500 shares of common stock (post-split) to non-employees during the year ended June 30, 2014, during such time the warrants were accounted for as equity. During the year end June 30, 2015, the Company issued convertible notes payable that provide for the issuance of shares of common stock that became convertible. The conversion term for the convertible notes are variable based on certain factors. As of September 30, 2015, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the warrants are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $6,157,610 in connection with the initial valuation of the derivative liability of the warrants based on the Black Scholes Merton pricing model. The derivative liability related to these warrants was $38,858 and $913,168 as of March 31, 2016 and June 30, 2015, respectively. During the nine months ended March 31, 2016 and 2014, the Company recorded a gain of $874,310 and $0, respectively, related to the change in fair value on the warrants.

In total the derivative liability related to the warrants as of March 31, 2016 and June 30, 2015 was $897,080 and $1,270,470, respectively and the Company recorded a gain in the change in fair value due to derivative warrant liability of $373,390 and $32,325 during the nine months ended March 31, 2016 and 2015, respectively. The Company as recorded debt discount associated with the warrants in the amount of $275,000 and an initial loss of $429,852. As of March 31, 2016, $180,377 of the debt discount has been amortized. The associated notes are shown net of the $94,623 discount

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%- 1.88%
Expected term (years)	5-7
Expected volatility	206-362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	March 31, 2016
Risk free interest rate	1.31-1.76%
Expected term (years)	5-7
Expected volatility	409-422%
Expected dividends	0%

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	1.76%
Expected term (years)	3-7
Expected volatility	303.02%
Expected dividends	0%

NOTE 10 – DERIVATIVE LIABILITY

The Company determined the fair value of the derivative liabilities to be $9,713,164 as of March 31, 2016, and the Company recorded a loss on the change in fair value of derivative liabilities of $6,980,711 for the nine months ended May 31, 2016.

The following table summarizes the derivative liabilities included in the balance sheet:

Derivative Liability Roll forward
Derivative Liability as of June 30, 2015	$2,494,236
Add: Record Derivative Liability as Debt Discount	1,264,296
Add: Change in fair value of derivative liability	6,984,682
Less: Derivative Written Off to APIC	(1,030,050)
Derivative Liability as of March 31, 2016	$9,713,164

NOTE 11 – COMMITMENTS

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

During the three and nine months ended March 31, 2016 and 2015, the Company expensed $68,160 and $681,091 and 269,195 and $849,897, respectfully.

In relation to a sub-licensing agreement with NASA, a shareholder has paid royalty fees applicable to 2014 on behalf of the Company. The $100,000 payment was an additional investment in the Company and is not required to be repaid. During the three months ending March 31, 2016 and 2015, $0 and $25,000 of the royalties were recognized as an expense.

NOTE 12 – SUBSEQUENT EVENTS

On or about May 12, 2016, a note holder converted $25,000 worth of debt from a 15% Convertible Debenture dated August 3, 2015 into 2,243,902 shares of the Company’s common stock at $0.011 per share.

On or about May 20, 2016, a note holder converted $1,000 worth of debt from a Convertible Promissory Note dated January 12, 2015 into 2,000,000 shares of the Company’s common stock at $0.0005 per share.

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

Results of operations for the three and nine months ended March 31, 2016 and 2015

We have earned no revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses decreased to $194,730 for the three months ended March 31, 2016, as compared with operating expenses of $798,717 for the three months ended March 31, 2015. Our operating expenses for the three months ended March 31, 2016 consisted of general and administrative expenses of $100,820, consulting expenses of $68,160, professional fees in the amount of $23,000 and officer and director compensation of $2,750. Our operating expenses for the three months ended March 31, 2015 consisted of warrant compensation to our officers and directors of $264,349, consulting expenses of $269,195, professional fees of $160,274 and general and administrative expenses of $104,899.

Our operating expenses decreased to $1,062,196 for the nine months ended March 31, 2016, as compared with operating expenses of $2,038,221 for the nine months ended March 31, 2015. Our operating expenses for the nine months ended March 31, 2016 consisted of consulting expenses of $681,091, general and administrative expenses of $256,512, professional fees in the amount of $85,746 and compensation to our officers and directors of $38,847. Our operating expenses for the nine months ended March 31, 2015 consisted of consulting expenses of $849,897, general and administrative expenses of $426,743, warrant compensation to our officers and directors of $306,467, professional fees of $355,114 and royalty expenses of $100,000.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

We recognized other expenses of $4,908,584 for the three months ended March 31, 2016, as compared with other income of $125,041 for the three months ended March 31, 2015. Our expenses in 2016 was attributable to a loss in the change in fair value due to derivative debt and warrant liability of $4,220,881 and by interest expense of $687,703. Our income in 2015 was mainly attributable to the gain in the change in fair value due to derivative warrant liabilities of $304,234, offset by interest expense of $179,193.

We recognized other expenses of $8,728,788 for the nine months ended March 31, 2016, as compared with other expenses of $397,083 for the nine months ended March 31, 2015. Other expenses in 2016 was mainly attributable to a loss in the change in fair value due to derivative debt and warrant liability of $6,980,711, and by interest expense of $1,748,077. Other expenses in 2015 was mainly attributable to interest expense of $425,642 and unrealized loss on investment of $19,800, which was offset by a gain in the change in fair value due to derivative warrant liabilities of $48,359.

We incurred a net loss of $5,103,314 for the three months ended March 31, 2016, compared with a net loss of $673,676 for the three months ended March 31, 2015. We incurred a net loss of $9,790,984 for the nine months ended March 31, 2016, compared with a net loss of $2,435,304 for the nine months ended March 31, 2015.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $58,401, consisting of cash and prepaid expenses. We had current liabilities of $11,864,926 as of March 31, 2016. Accordingly, we had negative working capital of $11,806,525 as of March 31, 2016.

Operating activities used $1,158,069 in cash for nine months ended March 31, 2016, as compared with $1,540,967 for nine months ended March 31, 2015. Our negative operating cash flow for the nine months ended March 31, 2016 was mainly attributable to our net loss for the period and offset mainly by a derivative gain and the amortization of debt discount.

Investing activities used $0 in cash for the nine months ended March 31, 2016, as compared with $12,149 in cash used in investing activities for the nine months ended March 31, 2015, associated with the purchase of fixed assets.

Financing activities for the nine months ended March 31, 2016 provided $958,069 in cash, as compared with cash flows provided by financing activities of $1,388,015 for the nine months ended March 31, 2015. Our positive cash flow for the nine months ended March 31, 2016 was mainly the result of proceeds from related party debt and convertible notes, offset by payments on related party debt.

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

As of March 31, 2016, we had $49,986 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of $16,765,650 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 31, 2016, we issued 33,393,889 (post-split) shares of common stock valued at $307,446 for the conversion of notes payable.

On or about May 12, 2016, a note holder converted $25,000 worth of debt into 2,243,902 (post-split) shares of our common stock at $0.011 per share.

On or about May 20, 2016, a note holder converted $1,000 worth of debt into 2,000,000 (post-split) shares of our common stock at $0.0005 per share.

During the quarter ended March 31, 2016, we issued warrants to purchase 79,687,500 (post-split) shares of common stock to lenders in connection with loans received by the Company. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price.

The above securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	May 27, 2016

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer

