Form 10-K/A
period 2011-06-30
Nano Mobile Healthcare, Inc.
filed 2016-10-28
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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
Registrant’s telephone number: 917-745-72022

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

1

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
[ ]	Accelerated filer	[ ]
[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 74,250,000 issued and outstanding as of September 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

EXPLANATORY NOTE

Nano Mobile Healthcare, Inc. (the "Company") is filing this Amendment No.2 of Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended June 30, 2011 (the "Original Form 10-K"), originally filed with the Securities and Exchange Commission on October 13, 2011, and later amended on November 21, 2011. The purpose of this Amendment is solely to correct a typographical error which appeared on the cover page of the Original Form 10-K, and was reproduced in the Company’s amendment to the Original Form 10-K, which incorrectly identified the Company as a shell company. The Company is making this Amendment to properly check the box that says “No,” the Company is not a shell company as defined in Rule 12b-2 of the Exchange act.

No revisions are being made to the Company's financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Original Form 10-K or subsequent amendment, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-K.

3

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

Financial Statements (See Item 8)

(b)	Exhibits

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)	Filed herein.

4

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

October 28, 2016

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

Joseph C. Peters

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

October 28, 2016

By: /s/ Tony van Bijleveld

Tony van Bijleveld

Director

October 28, 2016

By: /s/ Dr. Steven R. Steinhubl

Steven R. Steinhubl

Director

October 28, 2016

5