Form 10-K/A
period 2012-06-30
Nano Mobile Healthcare, Inc.
filed 2016-10-28
CIK 1497130

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

EXPLANATORY NOTE

Nano Mobile Healthcare, Inc. (the "Company") is filing this Amendment No.2 of Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended June 30, 2012 (the "Original Form 10-K"), originally filed with the Securities and Exchange Commission on October 15, 2012, and later amended on October 19, 2012. The purpose of this Amendment is solely to correct a typographical error which appeared on the cover page of the Original Form 10-K, and was reproduced in the Company’s amendment to the Original Form 10-K, which incorrectly identified the Company as a shell company. The Company is making this Amendment to properly check the box that says “No,” the Company is not a shell company as defined in Rule 12b-2 of the Exchange act.

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

3

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

Financial Statements (See Item 8)

(b)	Exhibits

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	The following materials from the Company’s annual report on Form 10-K/A for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) (3)

(1)	Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on August 19, 2010.
(2)	Filed herein.
(3)	Incorporated by reference to the form 10-K/A filed with the Securities and Exchange Commission on October 19, 2012.

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