Form 10-Q/A
period 2012-09-30
Nano Mobile Healthcare, Inc.
filed 2016-10-28
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

1

EXPLANATORY NOTE

Nano Mobile Healthcare, Inc. (the "Company") is filing this Amendment No.2 of Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the "Original Form 10-Q"), originally filed with the Securities and Exchange Commission on November 14, 2012, and later amended on November 26, 2012. The purpose of this Amendment is solely to correct a typographical error which appeared on the cover page of the Original Form 10-Q, and was reproduced in the Company’s amendment to the Original Form 10-Q, which incorrectly identified the Company as a shell company. The Company is making this Amendment to properly check the box that says “No,” the Company is not a shell company as defined in Rule 12b-2 of the Exchange act.

No revisions are being made to the Company's financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Original Form 10-Q or subsequent amendment, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

2

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) (1)

(1) Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on November 14, 2012.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	October 28, 2016
/s/ Joseph C. Peters
By:	Joseph C. Peters
Title:	Chief Executive Officer

4