Form 10-K
period 2016-06-30
Nano Mobile Healthcare, Inc.
filed 2017-05-05
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Securities registered under Section 12(b) of the Exchange Act
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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,443,071

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 787,698,074 shares of common stock as of May 4, 2017

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	27

PART I

Item 1. Business

Company Overview

Imagine a world where one company makes a difference, saving lives, through the earliest detection of deadly diseases and improving traffic safety.

Our vision is to save lives, create efficiency and reduce costs through innovative, mobile screening technologies. Our mission is to commercialize lifesaving, mobile breath sensor technologies that enable professionals to more efficiently screen for the earliest signs of disease or the presence of drugs, enabling improved health outcomes, traffic safety and significant cost reduction.

We are developing detection devices based on patented technology invented by the National Aeronautics and Space Administration (“NASA”) that was licensed to Nanobeak, and further sublicensed to us.

On January 9, 2015 we redomiciled our company from Nevada to Delaware and changed our name to Nano Mobile Healthcare, Inc.

The Nano Mobile Sensor

We are developing a platform technology to analyze the Volatile Organic Compound signatures in a person’s breath using a handheld device that provides immediate results. We have identified two initial target markets for the low-cost point of care screening device. The first is early detection of lung cancer and the second is the presence of marijuana on a driver’s breath. Secondary device testing indications may include various forms of cancer, chronic diseases such as heart failure as well as or contagious diseases such as strep throat. The principles of operation are driven by technology developed by NASA. The sensor can connect via Bluetooth to any capable smart device running an iOS or Android operating system. The current device has a small footprint and can easily be operated by anyone with minimal instruction.

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

Strategic Partnerships

We have entered into a strategic partnership with Theranostics Laboratory, a translational research company, with offices in the USA and New Zealand. Theranostics Laboratory was founded at the Cleveland Clinic in 2010 and works on subcontracted research, in collaboration with the Auckland Bioengineering Institute (ABI), in New Zealand, and with NASA (via NASA Grant NCC 9-58).

The Auckland Bioengineering Institute is recognized as a world-leader in the field of personalized modeling and is part of the international Virtual Physiologic Human (VPH) project. The Institute has successfully commercialized numerous mHealth technologies, including wireless telemetry systems, wearable sensors and a needle-free injectable system into the US market.

The partnership between the Theranostics Laboratory and the Auckland Bioengineering Institute (ABI) is a strategic alliance for us through which the lab will act as principal investigators for us in the areas of mobile strep detection, mobile virus detection and other related areas including breath sample conditioning methodologies. The partnership gives us access to world-class expertise and skill in the field of personalized modeling..

We are working in conjunction with Nanobeak, LLC, a strategic partner, as well as NASA, to develop a mobile app to be used in connection with our sensor that will enable law enforcement to screen for marijuana use and deliver in-the-moment results to the officer’s smartphone, tablet or laptop in the field. Given the increase of marijuana legalization and decriminalization efforts by a growing number of states, we have made the development of a law enforcement sensor the short-term priority. There is a growing need on the part of law enforcement across the country for a portable sensor to detect marijuana abuse and impaired driving. We also plan to incorporate alcohol detection along with the marijuana sensing capability in one device so that law enforcement can have the capability to detect both alcohol (DUI breathalyzer) and marijuana abuse in a single device. The law enforcement device offers a quicker path to market based on reduced testing and regulatory requirements as compared to a medical diagnostic device.

Regulatory Approval

Our products as well as our research and development activities are regulated by numerous governmental authorities, principally the U.S Food and Drug Administration (FDA), as well as state and foreign regulatory agencies.

In the US, we believe that the medical diagnostic devices will be classified by the FDA as Class II medical devices and require clearance through a Form 510K. There can be no assurance that the FDA will provide marketing clearance for the device.

Manufacturing, Distribution, Sales

We intend to outsource manufacturing, distribution and sales but we have not entered into any definitive agreements for these functions.

Competition

We intend to compete with other detection devices by offering products that have enhanced value, ease of use, simple functionality, compatibility with various platforms, reliability, attractive price and are high in quality. The Company also believes its intellectual property provides an advantage over current competitors.

Disease Screening

There are a variety of methods to screen for the presence of disease. We are focused on non-invasive, point of care diagnostics.

Following years of research, a number of companies are now in prototype phase with devices that can test the chemical compounds in a person’s breath and identify the early stages of disease. Entry to this market is expected to continue and sharply rise as more prototypes emerge and begin to gain market entry with commercialized products. While companies in development tend to be small and privately owned, there has been entry by larger publicly owned companies that have greater financial reserves, distribution channels and more experience in commercialization. Acquisitions and collaborations by and companies seeking a competitive advantage also affect the competitive environment. This is a global market, evidenced by the emergence of companies bringing competitive solutions from different parts of the world.

New competitors may emerge and may develop products and capabilities which compete directly with our products. No assurance can be given that we will be successful in competing in the industries identified or in other industries that would benefit from our technology.

Customers for our medical diagnostic products is expected to include health care providers such as medical doctors, nurse practitioners and physician assistants.

Narcotics Screening

There are currently a variety of breathalyzer smartphone apps which essentially focus on alcohol detection. We are developing devices to distinguish between alcohol and narcotics and screen for a variety of narcotics both legal and illicit.

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

Employees

We outsource all of our non-executive functions to Nanobeak, LLC. As of the date of this filing Nanobeak has 18 employees and consultants, both full and part time, most of which are shared with NASA and other contractors. The employees are not presently covered by any collective bargaining agreement.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and our Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated no revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated May 5, 2017, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock. Our company's plan specifies a minimum amount of $2,000,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

We are dependent on outside financing for continuation of our operations.

Because we have generated no revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing in 2016 was from the issuance of convertible promissory notes and related parties advances. The convertible promissory notes contain extremely egregious penalties in the event of default, discounted conversion features and other terms that are not beneficial to a smaller company like ours. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

We may be considered in default of the JDF Capital, Inc. settlement agreement.

On March 10, 2017, we entered into a settlement agreement with JDF Capital, Inc. and agreed to pay a total of $300,000, with $50,000 monthly installments at the time of execution through August 1, 2017. We made the initial $50,000 payment upon execution of the agreement, however, we have not made any subsequent monthly installment payments and may be considered in default of the agreement, which would trigger the default provisions under the agreement. These provisions include a confession of judgment in the amount of $693,952.88 and the right to reclaim the outstanding warrants held by JDF. While we are working with JDF on an alternative installment program, there can be no assurance that we are not declared in default of the settlement agreement and subject to the default provisions of the settlement agreement.

We rely on license rights to protect our technology, which could be subject to change and cause our business to fail.

We rely on our sublicense agreement and the license agreement with NASA to protect our proprietary technologies.

If we were to lose our sublicense rights or if Nanobeak loses its license rights with NASA, we would lose our technology and our current business plan will fail.

If a dispute arises concerning our technology, we could become involved in litigation that might involve substantial cost. Litigation could divert substantial management attention away from our operations and into efforts to enforce our license. If a proceeding resulted in adverse findings, we could be subject to significant liabilities to third parties. We might also be required to seek licenses from third parties to manufacture or sell our products. Our ability to manufacture and sell our products may also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

We may depend on partnership arrangements or strategic alliances for the commercialization of our products in development, which places risk on forces outside of our control.

The commercialization of our products will require resources and expertise that we currently do not have. Therefore, we will need to seek partners, and/or enter into strategic alliances, licenses or other arrangements with leading pharmaceutical and biotechnology companies to successfully commercialize these products. Developing relationships with these parties may take a long time to finalize, and the current economic environment may extend that period even further.

Such arrangements will subject us to a number of risks, including the following:

•	we may not be able to control several factors in the commercialization of some of our products, including the amount, timing and quality of resources that our partners may devote to these products;

•	our partners may experience financial, regulatory or operational difficulties, which may impair their ability to commercialize our products;

•	as a requirement of any partnership arrangement, we may be required to relinquish important rights with respect to these products, such as marketing and distribution rights;

•	legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our partners and may lead to lengthy and expensive litigation or arbitration;

•	significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to satisfactorily complete its commercialization or other obligations under any such arrangement; and,

•	a partner could terminate the partnership arrangement, which could negatively impact the continued commercialization of these drug products.

Because some of our products are subject to extensive government regulation, we must comply with these regulations or our business could suffer.

Our disease screening products are subject to extensive government regulation in the U.S. As stated above, we plan to work with a strategic partner to help guide us through the regulatory process needed for our products. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission or that a new 510(k) notification is not required for such products.

Future changes to manufacturing procedures could require that we file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process.

FDA regulatory processes are time-consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, we must manufacture our products in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties. If we have to recall of our product in the field, it could negatively affect our results of operations, financial position and cash flows.

If our products do not gain market acceptance, we will not achieve revenues and we may go out of business.

Even if we and/or our partners obtain the necessary regulatory approval to market products, such products, technologies and product candidates may not gain market acceptance among physicians, patients, healthcare payers and medical communities. The degree of market acceptance of any product, technology or product candidate will depend on a number of factors, including:

•	the scope of regulatory approvals, including limitations or warnings in a product’s regulatory-approved labeling;

•	demonstration of the clinical safety and efficacy of the product or technology;

•	the absence of evidence of undesirable side effects of the product or technology that delay or extend trials;

•	the lack of regulatory delays or other regulatory actions;

•	its cost-effectiveness;

•	its potential advantage over alternative screening detection methods;

•	the availability of third-party reimbursement; and

•	the marketing and distribution support it receives.

If any of our products fail to achieve market acceptance, our ability to generate revenue will be limited, which would have a material adverse effect on our business. In addition, even if we gain regulatory approval and market acceptance, further delays due to, for example, the FDA not removing unapproved products from the market in a timely manner, may affect our ability to generate revenue quickly after market acceptance.

Our business will not grow unless the market for disease screening and narcotics detection products expands both domestically and internationally.

Our revenues are expected to be derived from the sale of our disease and narcotics screening products. We cannot accurately predict the future growth rate, if any, or the ultimate size of the market we do business in. The expansion of the market for our products depends on a number of factors including without limitation:

•	national or international events which may affect the need for or interest in our products;

•	the cost, performance and reliability of our products and those of our competitors;

•	customers’ perception of the perceived benefit by screening products and their satisfaction with the performance and reliability our products;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to screening products; and

•	marketing efforts and publicity regarding these products

If we are unable to compete in the screening market, our business will fail.

A significant number of established and startup companies are marketing or developing screening products and that compete with our current offerings.

The medical equipment market and drug detection market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. We believe that additional significant long-term competitors will continue to enter the market. Companies competing with us may introduce products that are targeted at our target markets and competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. This competitive disadvantage we face could mean less market share for our company.

We intend to compete by offering products that have enhanced value, ease of use, simple functionality, compatibility with various platforms, reliability, attractive price and are high in quality. We also believes our intellectual property provides an advantage over current competitors. However we cannot be sure that there is not intellectual property that is more advanced. Although we believe that our products will be well received because of its innovative features, performance characteristics and cost-effective pricing, there can be no assurance that comparable or superior products incorporating more advanced technology or other features or having better price or performance characteristics will not be introduced by competitors.

Because we do not have exclusive agreements with the third party manufacturers that will manufacture our products, we may be unable to effectively manufacture and distribute our products or distribute them at all, which would adversely affect our reputation and materially reduce our revenues.

We do not own or operate any manufacturing facilities. However, there are a number of manufacturers that are capable of manufacturing the types of products we have sold and yet plan to sell. We have no written agreement with any manufacturer to manufacture our products.

We plan to use other manufacturers for our screening products. Moreover, our disease screening products require compliance with Good Manufacturing Practices. As such, we plan to pursue and establish relationships with third party manufacturers to manufacture our products and ship them directly to our customers and later to our own warehouse if we decide that is a feasible option. If we lose the services of our third party manufacturers, we may be unable to secure the services of replacement manufacturers in a manner that would not harm or disrupt our business. In addition, because we do not have written agreements with all of these manufacturers, they could refuse to supply some or all of our products, reduce the number of products that they supply or change the terms and prices under which they normally supply our products. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to distribute our products, which will cause a material reduction in our revenues.

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of our screening products may exceed the price of alternative available products, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of our products. In addition, on March 23, 2010 the Patient Protection and Affordable Care Act was signed into law and, beginning in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices, which may negatively affect our business.

We will rely in part upon sales reps, retailers and distribution partners to distribute our products, and we may be adversely affected if those parties do not actively promote our products or pursue customers who would have a potential demand for our products.

We estimate that a significant portion of our revenue will come from sales to partners including reps, retailers, distributors and resellers. None of these relationships have not been formalized in a detailed contract. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

If our products cause harm, we could be subject to substantial product liability, which could cause our business to suffer.

Producers of medical devices may face substantial liability for damages if a product fails or is alleged to have caused harm. We intend to carry product liability insurance, but do not currently have any coverage. Coverage we may secure in the future may not be adequate to cover potential claims. Our business could be adversely affected by product liability claims or by the cost of insuring against those claims.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. We rely heavily on the experience of our officers and directors move our products into distribution for sales. As we move forward we will need to engage professionals with various specific experience. We will need engineers with specific knowledge in designing and developing screening products and there are limited resources available that have this specific experience. We will also need to hire professionals who understand the process of selling product through CMS (Centers for Medicare and Medicaid Services) as well as people familiar with working with medical devices as it relates to reimbursement by private insurance companies. We will also need to identify sales and marketing professionals with specific experience in selling into certain channels of distribution such as mass merchant retail, hospitals, doctors and healthcare facilities.

The market for skilled employees is highly competitive, especially for employees in technical fields. There can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The failure to acquire the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “VNTH” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	government regulation of our products and services;
•	the establishment of partnerships with other technology companies;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

Because we have no revenue to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

As a new investor, you will experience substantial dilution as a result of future equity issuances.

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby dilution the shares and ownership interests of existing shareholders.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Delaware law and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Delaware law and our Bylaws. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

We neither own nor lease any real or personal property. We maintain our offices at 3 Columbus Circle, 15th Floor New York, NY 10019 and Nanobeak leases the space.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

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

Fiscal Year Ending June 30, 2016
Quarter Ended	High $	Low $
June 30, 2016	.049	.001
March 31, 2016	.1265	.002
December 31, 2015	.032	.005
September 30, 2015	.40	.0135

Fiscal Year Ending June 30, 2015
Quarter Ended	High $	Low $
June 30, 2015	.05	.019
March 31, 2015	.052	.0284
December 31, 2014	.155	.0345
September 30, 2014	.2501	.055

On May 1, 2017, the sales price per share of our common stock on the OTCQB was $0.0006.

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

Holders of Our Common Stock

As of May 4, 2017, we had 787,698,074 shares of our common stock issued and outstanding, held by 70 shareholders of record, with others holding shares in street name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended June 30, 2016, we issued 215,820,752 shares of common stock with a fair value of $380,966 for the conversion of notes payable and accrued interest.

During the year ended June 30, 2016, we issued 400,000 shares of common stock for services with a fair value of $9,600.

On October 6, 2016, we entered into an exchange agreement with John E. Groman Group (“Groman”) pursuant to which we agreed with Groman to exchange his 811,938,579 shares of our common stock into 16,238,772 shares of Series B Convertible Preferred Stock.

Subsequent to year end June 30, 2016, we issued 530,366,966 shares of common stock in settlement of notes payable.

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

Results of Operations for the years ended June 30, 2016 and 2015

Revenues

We have not generated revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Operating Expenses

Operating expenses decreased to $1,686,466 for the year ended June 30, 2016 from $2,458,154 for the year ended June 30, 2015. Our operating expenses for the year ended June 30, 2016 consisted mainly of consulting expenses of $704,113, general and administrative expenses of approximately $346,000, professional fees in the amount of $515,672, which includes $378,919 in NASA related expenses, travel expenses of $123,779 and officer and director compensation of $120,189. In comparison, our operating expenses for the year ended June 30, 2015 consisted mainly of consulting expenses of $997,357, general and administrative expenses of $443,982, professional fees in the amount of $475,855, warrant compensation to our officers and directors of $321,669, royalty expenses of $133,684 and officer and director compensation of $85,607.

For 2017, we anticipate our operating expenses will increase over 2016 as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

Other Income/Expenses

Other expenses was $2,911,825 for the year ended June 30, 2016, as compared with other income of $4,090,344 for the year ended June 30, 2015. Other expenses in 2016 were mainly attributable to interest expenses of $2,473,300 and derivative loss of $442,496. Other income in 2015 was mainly attributable to a gain in the change in fair value due to derivative warrant liability of $4,775,161, offset mainly by interest expense of $665,217.

We expect that our other expenses will increase in 2017 as a result of increased interest expenses from our outstanding debt securities.

Net Loss

We incurred a net loss of $4,598,291 for the year ended June 30, 2016, compared to net income of $1,632,190 for the year ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $969, consisting of prepaid expenses. We had current liabilities of $6,154,769 as of June 30, 2016. Accordingly, we had negative working capital of $6,153,800 as of June 30, 2016.

Operating activities used $1,592,653 in cash for year ended June 30, 2016, as compared with $1,807,072 for the year ended June 30, 2015. Our negative operating cash flow for the year ended June 30, 2016 was mainly attributable to our net loss for the period and offset mainly by a derivative gain and the amortization of debt discount.

Investing activities used $0 in cash for the year ended June 30, 2016, as compared with $12,149 cash used in investing activities for the year ended June 30, 2015, associated with the purchase of fixed assets.

Financing activities for the year ended June 30, 2016 provided $1,342,667 in cash, as compared with cash flows provided by financing activities of $1,834,134 for the year ended June 30, 2015. Our positive cash flow for the year ended June 30, 2016 was mainly the result of proceeds from related party debt, convertible notes and loans payable offset by payments on related party debt and loans payable.

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

We have been strategizing and outlining a plan to meet the requirements for making our company more attractive to the capital markets and to maintain our eligibility requirements on the OTCQB. As part of that process, we have approved a 10 for 1 reverse split of our common stock and an increase in our authorized common stock from 500,000,000 to 1,000,000,000 shares.

As of June 30, 2016, we had $0 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have incurred cumulative net losses of $11,572,957 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2016 and 2015
F-3	Statements of Operations for the years ended June 30, 2016 and 2015
F-4	Statement of Stockholders’ Deficit for years ended June 30, 2016 to June 30, 2015
F-5	Statements of Cash Flows for the years ended June 30, 2016 and 2015
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nano Mobile Healthcare, Inc.

New York, NY

We have audited the accompanying balance sheets of Nano Mobile Healthcare, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Mobile Healthcare, Inc. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 5, 2017

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$—	$249,986
Prepaid expenses and other current assets	969	41,637
Total current assets	969	291,623
Fixed Assets	8,936	10,670
Securities-available for sale	400	400
Total assets	10,305	302,693
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$572,043	$366,918
Convertible notes payable	1,463,796	341,585
Due to related parties	1,166,419	400,450
Derivative liabilities	2,952,511	2,494,236
Total current liabilities	6,154,769	3,603,189
Convertible debt	—	160,386
Total liabilities	6,154,769	3,763,575
Stockholders' deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 23,473,368 and 0 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	23,473	—
Common stock; $0.001 par value; 900,000,000 shares authorized; 227,331,108 and 22,772,040 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	227,331	22,772
Additional paid-in capital	5,177,689	3,491,012
Accumulated deficit	(11,572,957)	(6,974,666)
Total stockholders' deficit	(6,144,464)	(3,460,882)
Total liabilities and stockholders' deficit	$10,305	$302,693

 See accompanying notes to financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	For the years ended
	June 30, 2016	June 30, 2015
Operating expenses
Professional fees	515,672	475,855
General and administrative expenses	346,492	443,982
Officer and director compensation	120,189	407,276
Consulting	704,113	997,357
Royalty expenses	—	133,684
Total operating expenses	1,686,466	2,458,154
Loss from operations	(1,686,466)	(2,458,154)
Other income (expense)
Interest income (expense)	(2,473,300)	(665,217)
Gain (loss) on derivative	(442,496)	4,775,161
Gain (loss) on note settlement	3,971	—
Unrealized loss on investment	—	(19,600)
Total other income (expense)	(2,911,825)	4,090,344
Net (loss) income	$(4,598,291)	$1,632,190
Net (loss) income per common share: basic	$(0.10)	$0.08
Net (loss) income per common share: diluted	$(0.10)	$0.06
weighted average common shares outstanding:
basic	47,016,765	20,100,561
diluted	47,016,765	27,374,576

 See accompanying notes to financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2014	—	—	18,942,372	18,942	7,918,407	(8,606,856)	(669,507)
Stock issued to settle debt	—	—	2,053,289	2,053	337,592	—	339,645
Stock issued to settle related party debt	—	—	461,684	462	461,222	—	461,684
Stock issued for services	—	—	204,043	204	83,973	—	84,177
Shares issued for Nano beak shares	—	—	1,110,651	1,111	(1,111)	—	—
Warrants issued for services	—	—	—	—	321,669	—	321,669
Conversion of deriviative liability	—	—	—	—	526,870	—	526,870
Reclassifaction of tainted warrants to derivitive liability	—	—	—	—	(6,157,610)	—	(6,157,610)
Net income	—	—				1,632,190	1,632,190
Balance, June 30, 2015	—	—	22,772,040	22,772	3,491,012	(6,974,666)	(3,460,882)
Shares issued for services	—	—	400,000	400	9,200		9,600
Stock issued to settle debt	—	—	215,820,752	215,821	165,145	—	380,966
Settlement of derivative liabilty	—	—	—	—	1,524,143	—	1,524,143
Preferred shares issued for Nano beak shares	23,473,368	23,473	(11,661,684)	(11,662)	(11,811)	—	—
Net loss	—	—	—	—	—	(4,598,291)	(4,598,291)
Balance, June 30, 2016	23,473,368	23,473	227,331,108	227,331	5,177,689	(11,572,957)	(6,144,464)

 See accompanying notes to financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	For the years ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net (loss) income	$(4,598,291)	$1,632,190
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	—	19,600
Amortization of debt discount	2,306,015	495,185
Loss (Gain) on derivative liability	442,496	(4,775,161)
Warrants issued for services	—	321,669
Shares issued for services	9,600	84,177
Depreciation	1,734	1,479
Changes in assets and liabilities
Prepaid expense	40,668	150,747
Accounts payable and accrued expenses	205,125	263,042
Net cash used in operating activities	(1,592,653)	(1,807,072)

Cash Flows from Investing Activities
Purchase of fixed assets	—	(12,149)
Net cash used in investing activities	—	(12,149)

Cash Flows from Financing Activities
Proceeds from related party debt	1,323,902	1,285,136
Payments on related party debt	(557,933)	(423,002)
Proceeds from convertible notes payable	592,931	972,000
Proceeds on loans payable	32,500	—
Payments on loans payable	(48,733)	—
Net cash from financing activities	1,342,667	1,834,134

Net change in cash	(249,986)	14,913

Cash, beginning of period	249,986	235,073

Cash, end of period	—	$249,986

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$49,125
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Common stock issued to settle related party debt	$—	$461,684
Common stock issued for for coversion of parent company stock	$11,662	$11,106
Common stock issued to settle convertible debt	$380,966	$339,645
Recognition of derivative debt discount	$1,539,922	$978,723
Conversion of derivative liability	$1,524,143	$526,870
Reclassifaction of tainted warrants to derivitive liability	$—	$978,723

 See accompanying notes to financial statements

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Nano Mobile Healthcare, Inc, formally Vantage mHealthcare, Inc (the “Company”) was incorporated in Nevada on April 21, 2010.

Effective as of February 20, 2014, our majority shareholder sublicensed to the Company rights acquired under a license agreement with the National Aeronautics and Space Administration (“NASA”) to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories.

As a result of the sublicense, the Company is now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing methods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $0 and $249,986 of cash as of June 30, 2016, and 2015, respectively.

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

The Company recognized $1,734 and $1,479 of depreciation expense for the year ended June 31, 2016 and 2015, respectively. The accumulated depreciation as of June 30, 2016, and 2015 are $3,213 and $1,479 respectively.

 Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,952,511	$2,952,511

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$—	$—	$400
Liabilities
Derivative Financial Instruments	$—	$—	$2,494,236	$2,494,236

The following table presents details of the Company’s level 3 derivative liabilities as of June 30, 2016, and 2015:

Amount
Balance June 30, 2014	$659,934
Debt discount originated from derivative liabilities	978,723
Initial loss recorded	579,360
Reclassification of tainted warrants to derivative liability	6,157,610
Adjustment to derivative liability due to debt conversion	(526,870)
Change in fair market value of derivative liabilities	(5,354,521)
Balance June 30, 2015	$2,494,236

Debt discount originated from derivative liabilities	1,539,922
Initial loss recorded	10,411,656
Adjustment to derivative liability due to debt conversion	(1,524,143)
Change in fair market value of derivative liabilities	(9,969,160)
Balance June 30, 2016	$2,952,511

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company has incurred losses since inception, and has not yet received any revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 3 – PREPAID EXPENSES

During the year ended June 30, 2016, the Company has prepaid interest of $57,375 on convertible notes payable. As of June 30, 2016 and 2015, the balance that remained capitalized as prepaid expenses is $969 and $41,637, respectively.

 NOTE 4 – SECURITIES AVAILABLE FOR SALE

On January 16, 2014, the Company acquired 2,000,000 restricted common shares of a publicly traded company. (See Note 6 for more details) The investment was acquired at market value of $0.03 per share, and is held for future trade. The value of the investment will be adjusted quarterly to reflect the change in market value of the holding. The investment does not represent a controlling interest in the publicly traded company. The company has elected the fair value option under ASC 825 allowing gains and losses to be recorded in earnings each period. From receipt of the shares on January 16, 2014 through June 30, 2016 the securities were reduced in value from $60,000 to $400 due to a change in the publicly traded company’s stock price. These securities are measured under level 1 of ASC 820.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2016 and 2015, the Company received cash advances from a shareholder in the amount of 1,323,902 and $1,285,136, of which $557,933 and $432,002 was repaid during the same period, respectively. As of June 30, 2016 and 2015, there was a balance due to the shareholder of $1,166,419 and $400,450, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of June 30, 2016 and 2015:

	2016	2015
Convertible notes payable	1,615,708	1,149,744
Less: Discounts	(151,912)	(647,773)
Convertible notes net of discount	$1,463,796	$501,971

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

After the payment was made on August 10, 2015, the Company and the note holder agreed to forgo the final two payments, cancel the settlements agreement, and therefore allow the noteholder to convert the notes as agreed to in the original note agreement. During the year ended December 31, 2016, the Company has converted $27,059 of the penalty note issued on July 20, 2015 into 20,900,000 (post split) shares of common stock.

There were no tranches taken during the year ended June 30, 2016

The following details the disbursements as of June 30, 2016:

Tranche Date	Principal with OID	Accrued Interest	Converted to Stock	Balance -June 30, 2016
April 21, 2014	$110,776	$6,167	$116,943	-
May 6, 2014	55,384	4,443	$59,827	-
June 11, 2014	55,384	5,147	$60,531	-
July 16, 2014	55,384	4,236	$59,620	-
September 30, 2014	110,768	14,192	$16,221	108,739
November 3, 2014	55,384	7,332	None	62,716
December 1, 2014	55,384	6,743	None	62,127
December 29, 2014	55,384	6,436	None	61,820
February 2, 2015	55,384	6,227	None	61,611
Unamortized Original Issue Discount	(325)	-		(325)
	$608,907	$60,923		356,688

During the year ended June 30, 2015, $20,223 of the debt discount related to the outstanding trances was amortized.

The Note is shown net of an unamortized debt discount of $325.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the tranches received on September 30, 2014, November 3, 2014, December 1, 2014, and December 29, 2014, and February 2, 2015 were convertible during the year ended June 30, 2016.

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

During the year ended June 30, 2016, the holder of the note exercised his right to convert $16,221 of the note balance into 3,375,481 (post split) shares of common stock with a fair value of $34,753

As of June 30, 2016, $110,768 of the debt discount has been amortized. The fair value of the derivative liability at June, 30 2016 is $189,074 resulting in a loss on the change in fair value of the derivative of $6,319. The Note is shown net of a debt discount of $0 at June 30, 2016.

On May 2, 2015, the Note issued on November 3, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $100,842 and initial interest expense of $45,458 based on the Black Scholes Merton pricing model.

As of June 30, 2016, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at June, 30 2016 is $110,756 resulting in a gain on the change in fair value of the derivative of $9,914. The Note is shown net of a debt discount of $0 at June 30, 2016.

On May 30, 2015, the Note issued on December 1, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $89,695 and initial interest expense of $34,311 based on the Black Scholes Merton pricing model.

As of June 30, 2016, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at June, 30 2016 is $110,756 resulting in a loss on the change in fair value of the derivative of $21,061. The Note is shown net of a debt discount of $0 at June 30, 2016.

On June 29, 2015, the Note issued on December 29, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $90,811 and initial interest expense of $35,427 based on the Black Scholes Merton pricing model.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

As of June 30, 2016, $55,384 of the debt discount has been amortized. The fair value of the derivative liability at June, 30 2016 is $110,756 resulting in a loss on the change in fair value of the derivative of $19,945. The Note is shown net of a debt discount of $0 at June 30, 2016.

On August 1, 2015, the Note issued on February 2, 2014 became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $55,384 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $93,642 and initial interest expense of $38,258 based on the Black Scholes Merton pricing model.

As of June 30, 2016, $50,404 of the debt discount has been amortized. The fair value of the derivative liability at June, 30 2016 is $74,470 resulting in a gain on the change in fair value of the derivative of $19,172. The Note is shown net of a debt discount of $4,980 at June 30, 2016.

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

During the years ended June 30, 2016 and 2015, the holder of the note exercised his right to convert $14,000 and $56,000 for full settlement of the note balance into 222,222 and 378,930 shares of common stock (post split) respectively.

On November 17, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on November 14, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2016, $4,731 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

During the year ended June 30, 2016, the holder of the note exercised his right to convert $34,950 of the note balance into 3,474,111 (post split) shares of common stock.

During the year ended June 30, 2015, the Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $2,849 and $4,651 for the years ending June 30, 2016 and 2015. As of June 30, 2016 and 2015 the remaining prepaid interest balance was $0 and $2,849, respectively.

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

As of June 30, 2016, $52,692 of the debt discount has been amortized. The fair value of the derivative liability at June, 30, 2016 is $40,094 resulting in a gain on the change in fair value of the derivative of $8,761.

On December 23, 2014, the Company issued a short-term convertible promissory note in the amount of $70,000, which consisted of cash proceeds of $50,000, a debt discount of $12,500 and prepaid interest of $7,500. The note is due on December 18, 2015 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2016, $5,938 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

During the year ended June 30, 2016, the holder of the note exercised his right to convert $7,100 of the note balance and accrued interest into 16,435,041 (post split) shares of common stock.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

The Company elected to prepay the entire term’s interest of $7,500. This payment was capitalized as a prepaid asset and has been amortized over the term of the note. The interest expense related to this loan was $3,573 and $3,927 for the year ending June 30, 2016 and 2015. As of June 30, 2015, the remaining prepaid interest balance was $0.

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

As of June 30, 2016, $70,000 of the debt discount has been amortized. The fair value of the derivative liability at June, 30, 2016 is $99,985 resulting in a loss on the change in fair value of the derivative of $94,425.

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

On July 12, 2015, the Note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $59,654 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $59,654 based on the Black Scholes Merton pricing model.

During the year ended June 30, 2016, the holder of the note exercised his right to convert $76,960 of the note balance and accrued interest into 1,517,526 (post split) shares of common stock.

As of June 30, 2016, $59,654 of the debt discount has been amortized. The fair value of the derivative liability at June, 30, 2016 is $0.

On January 26, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $250,000. There is an original discount component of $25,000. Therefore, the funds available to the Company will be $225,000 and the liability (net of interest) will be $250,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.045 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion The Company has received two tranche disbursements of $75,000 on January 26, 2015 and 25,000 on April 28, 2015.

During the year ended June 30, 2016, $5,014 of the debt discount has been amortized. The Notes are shown net of an unamortized debt discount of $3,178 at June 30, 2016.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

During the year ended June 30, 2016, the holder of the note exercised his right to convert $63,285 of the note balance into 32,953,300 shares of common stock.

As of June 30, 2016, $58,880 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $40,860 resulting in a gain on the change in fair value of the derivative of $1,873. The Note is shown net of a debt discount of $23,620 at June 30, 2016.

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

As of June 30, 2016, $16,191 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $45,823 resulting in a loss on the change in fair value of the derivative of $862. The Note is shown net of a debt discount of $11,339 at June 30, 2016.

On April 15, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on April 15, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2016, $7,527 of the debt discount has been amortized and the note is shown net $0 in unamortized debt discount.

On October 12, 2015, the second trance became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $248,055 and initial loss on derivative liabilities of $187,555 based on the Black Scholes Merton pricing model.

During the year ended June 30, 2016, the holder of the note exercised his right to convert $2,850 of the note balance and accrued interest into 6,088,888 shares of common stock.

As of June 30, 2016, $60,500 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $139,980 resulting in a gain on the change in fair value of the derivative of $47,575. The Note is shown net of a debt discount of $11,339 at June 30, 2016.

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

On November 16, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $43,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $52,875 and initial loss on derivative liabilities of $9,875 based on the Black Scholes Merton pricing model.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

During the year ended June 30, 2016, the holder of the note exercised his right to convert $19,510 of the note balance and accrued interest into 9,030,880 shares of common stock.

 As of June 30, 2016, $43,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $27,757 resulting in a gain on the change in fair value of the derivative of $57,979. The Note is shown net of a debt discount of $0 at June 30, 2016.

On June 7, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on June 8, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2016, $8,905 of the debt discount has been amortized and the note is shown net $0 in unamortized debt discount.

On December 4, 2015, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $60,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $121,252 and initial loss on derivative liabilities of $60,752 based on the Black Scholes Merton pricing model.

 As of June 30, 2016, $60,500 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $139,980 resulting in a gain on the change in fair value of the derivative of $18,979. The Note is shown net of a debt discount of $0 at June 30, 2016.

On June 19, 2015, the Company issued a short-term convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875, and prepaid interest of $5,625. The note is due on June 19, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $6,875 of the debt discount has been amortized and the note is shown net $0 in unamortized debt discount.

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

As of June 30, 2016, $30,625 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 and June 30, 2015 was $74,989 and $0, respectively resulting in a loss on the change in fair value of the derivative of $47,966. The Note is shown net of a debt discount of $0 at June 30, 2016.

On June 28, 2015, the Company issued a convertible promissory note in the amount of $150,000 for $100,000 cash, an original issue discount of $50,000. The note is due on December 28, 2016 and bears interest at 15% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day to the conversion date. As of June 30, 2016, $33,515 of the debt discount has been amortized and the note is shown net $16,485 in unamortized debt discount.

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

During the year ended June 30, 2016, the holder of the note exercised his right to convert $4,250 of the note balance and accrued interest into 13,268,375 (post split) shares of common stock.

As of June 30, 2016, $50,949 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 and June 30, 2015 was $299,882 and $0, respectively resulting in a gain on the change in fair value of the derivative of $199,083. The Note is shown net of a debt discount of $49,051 at June 30, 2016.

On June 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $100,000. There is an original discount component of $10,000. Therefore, the funds available to the Company will be $90,000 and the liability (net of interest) will be $100,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 15% per annum. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.02 per share or 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading days immediately preceding the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $30,000 on June 29, 2015.As of June 30, 2016, $1,508 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $1,492 at June 30, 2016.

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

During the year ended June 30, 2016, the holder of the note exercised his right to convert $4,375 of the note balance and accrued interest into 2,500,000 (post split) shares of common stock.

As of June 30, 2016, $16,568 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 and June 30, 2015 is $57,242 and $79,497, respectively resulting in a gain on the change in fair value of the derivative of $22,255 The Note is shown net of a derivative debt discount of $16,432 at June 30, 2016.

On July 7, 2015, the Company issued a convertible promissory note in the amount of $40,000 for $38,000 cash. The note is due on June 30, 2016 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2016, $2,000 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

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

During the year ended June 30, 2016, the holder of the note exercised his right to convert $7,634 of the note balance and accrued interest into 25,806,701 (post split) shares of common stock.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

As of June 30, 2016, $40,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016, was $63,989 resulting in a loss on the change in fair value of the derivative of $214,842. The Note is shown net of a derivative discount of $0 at June 30, 2016.

On July 24, 2015, the Company issued a convertible promissory note in the amount of $56,250 for $50,000 cash. The note is due on April 24, 2016 and bears interest at 10% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

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

During the year ended June 30, 2016, the holder of the note exercised his right to convert $3,919 of the note balance into 7,072,292 shares of common stock.

As of June 30, 2016, $56,250 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016, was $108,924 resulting in a loss on the change in fair value of the derivative of $95,189. The Note is shown net of a derivative discount of $0 at June 30, 2016.

On August 3, 2015, the Company issued a convertible promissory note in the amount of $75,000 for $50,000 cash, an original issue discount of $13,750 and prepaid interest of $11,250. The note is due on January 29, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $13,750 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

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

During the year ended June 30, 2016, the holder of the note exercised his right to convert $9,144 of the note balance into 23,169,420 shares of common stock.

As of June 30, 2016, $61,250 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016, was $149,857 resulting in a gain on the change in fair value of the derivative of $26,331. The Note is shown net of a derivative discount of $0 at June 30, 2016.

On August 5, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $6,875 and prepaid interest of $5,625. The note is due on January 29, 2017 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $4,178 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,697 at June 30, 2016.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

As of June 30, 2016, $12,655 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016, was $74,974 resulting in a gain s on the change in fair value of the derivative of $108,507. The Note is shown net of a derivative discount of $17,970 at June 30, 2016.

On August 12, 2015, the Company issued a convertible promissory note in the amount of $50,000 for $44,000 cash, an original issue discount of $6,000. The note is due on February 12, 2016 and bears interest at 12% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible as of the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lesser of lowest quoted price for the common stock during the previous 20 trading day period ending on the conversion date and the lowest trading price on the 30th trading day after the funding of the note. As of June 30, 2016, $6,000 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $0 at June 30, 2016.

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

As of June 30, 2016, $50,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $99,961 resulting in a gain on the change in fair value of the derivative of $258,289. The Note is shown net of a derivative discount of $0 at June 30, 2016.

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

As of June 30, 2016, the holder of the note exercised his right to convert $89,183 of the note balance and accrued interest into 50,006,582 shares of common stock (post split). The fair value of the derivative liability related to the converted debt as of June 30, 2016 was $208,716.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

As of June 30, 2016, $101,767 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $59,112 resulting in a loss on the change in fair value of the derivative of $51,896. The Note is shown net of a derivative discount of $13,233 at June 30, 2016.

On September 8, 2015, the Company issued a short-term convertible promissory note in the amount of $70,000 for $50,000 cash, an original issue discount of $9,500, and prepaid interest of $10,500. The note is due on September 9, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $7,662 of the debt discount has been amortized and the note is shown net $1,838 in unamortized debt discount.

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

As of June 30, 2016, $37,529 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $133,706 resulting in a gain on the change in fair value of the derivative of $273,206. The Note is shown net of a derivative discount of $22,971 at June 30, 2016.

On October 29, 2015, the Company issued a convertible promissory note in the amount of $37,500 for $25,000 cash, an original issue discount of $7,500 and prepaid interest of $2,500. The note is due on October 28, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $5,034 of the debt discount has been amortized. The Note is shown net of an unamortized debt discount of $2,466 at June 30, 2016.

On April 26, 2016, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $37,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,469 and initial loss on derivative liabilities of $31,844 based on the Black Scholes Merton pricing model.

As of June 30, 2016, $13,035 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $18,706 resulting in a gain on the change in fair value of the derivative of $43,763. The Note is shown net of a derivative discount of $24,465 at June 30, 2016.

On November 25, 2015, the Company issued two short-term convertible promissory note in the amount of $300,000 for $200,000 cash, an original issue discount of $75,000, and prepaid interest of $25,000. The notes are due on May 22, 2016 and bears interest at 15% per annum, which was prepaid by the Company and is being amortized over the life of the loan. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2016, $75,000 of the debt discount has been amortized and the note is shown net $21,788 in unamortized debt discount.

On May 21, 2016, the note became convertible at the option of the holder. On this date the Company recorded a debt discount in the amount of $300,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $8,700,201 and initial loss on derivative liabilities of $8,455,201 based on the Black Scholes Merton pricing model.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

As of June 30, 2016, $300,000 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2016 was $389,817 resulting in a gain on the change in fair value of the derivative of $8,310,384. The Note is shown net of a derivative discount of $0 at June 30, 2016.

Derivative liability for these notes were valued under the Black-Scholes model, with the following assumptions:

Fair value assumptions – derivative notes:	June 30, 2016
Risk free interest rate	0.20-0.52%
Expected term (years)	0.09-1.50
Expected volatility	456-605%
Expected dividends	0%

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.09-0.64%
Expected term (years)	0.45-1.01
Expected volatility	198-288%
Expected dividends	0%

NOTE 7 – COMMON STOCK

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

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

During the year ended June 30, 2015, the Company issued 368,353 shares of common stock (post split) with a fair value of $71,875 for the conversion of a $71,875 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $90,476. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 371,197 (post split) shares of common stock with a fair value of $116,943 for the conversion of a $116,943 note payable. The note also had an associated derivative liability with a fair value on the date of conversion of $209,614. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 166,667 (post-split) shares of common stock with a fair value of $25,000 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $40,350. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 54,043 (post-split) shares of common stock for services with a fair value of $21,077.

During the year ended June 30, 2015, the Company issued 461,684 (post-split) shares of common stock for the settlement of related party debt with a fair value of $461,684.

During the year ended June 30, 2015, the Company issued 50,000 (post-split) shares of common stock for services with a fair value of $20,500.

During the year ended June 30, 2015, the Company issued 327,692 (post-split) shares of common stock with a fair value of $34,827 for the partial conversion of a note payable issued on May 6, 2014 The note also had an associated derivative liability with a fair value on the date of conversion of $52,643. The conversion of the derivative liability has been recorded through additional paid-in capital.

On February 27, 2015, the Company issued 600,000 (post-split) common shares for the conversion of the Parent Company common shares of stock when a Parent Company shareholder exercised their stock warrant and converted their holdings into Vantage mHealthcare common stock in a cashless transaction. The fair value of the common shares is $300,000. The fair value of the common shares is considered to be the excess value from the carry over cost basis of $0 and is recorded as a pass through to additional paid in capital.

During the year ended June 30, 2015, the Company issued 378,930 (post split) shares of common stock with a fair value of $56,000 for the partial conversion of a note payable issued on September 30, 2014. The note also had an associated derivative liability with a fair value on the date of conversion of $79,464. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the year ended June 30, 2015, the Company issued 440,451 (post split) shares of common stock with a fair value of $35,000 for the partial conversion of a note payable issued on November 17, 2014. The note also had an associated derivative liability with a fair value on the date of conversion of $54,353. The conversion of the derivative liability has been recorded through additional paid-in capital.

On August 25, 2015, the Company entered into an exchange agreement with its majority shareholder, Nanobeak, LLC, pursuant to which Nanobeak exchanged 11,736,684 (post split) shares of the Company’s common stock in exchange for 23,473,368 shares of the Company’s Series A Convertible Preferred Stock.

During the year ended June 30, 2016, the Company issued 400,000 (post split) shares of common stock for services with a fair value of $9,600.

During the year ended June 30, 2016, the Company issued 215,820,752 (post split) shares of common stock with a fair value of $380,966 for the conversion of a notes payable and accrued interest. The notes also had an associated derivative liability with a fair value on the date of conversion of $1,524,143. The conversion of the derivative liability has been recorded through additional paid-in capital.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 8 – STOCK WARRANTS

On July 15, 2014, the Company granted stock warrants for 29,149 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have an expiration date of July 15, 2019, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.24/share, the exercise price is $0.0143/share, the value of the issuance is $69,956.

On October 1, 2014, the Company granted stock warrants for 32,012 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.164/share, the exercise price is $0.123/share, the value of the issuance is $52,498.

On November 17, 2014, the Company granted stock warrants for 80,769 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.065/share, the exercise price is $0.049/share, the value of the issuance is $52,498.

On December 23, 2014, the Company granted stock warrants for 115,894 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.045/share, the exercise price is $0.034/share, the value of the issuance is $52,152.

On April 15, 2015, the Company granted stock warrants for 256,098 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0443/share, the exercise price is $0.017/share, the value of the issuance is $113,438.

On June 7, 2015, the Company granted stock warrants for 437,500 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.024/share, the exercise price is $0.009/share, the value of the issuance is $104,985.

On June 19, 2015, the Company granted stock warrants for 255,682 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.025/share, the exercise price is $0.009/share, the value of the issuance is $63,911.

On June 28, 2015, the Company granted stock warrants for 1,184,211 shares of common stock (post-split) in association with a long-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.021/share, the exercise price is $0.008/share, the value of the issuance is $278,251.

On September 8, 2015, the Company granted stock warrants for 3,500,000 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0034/share, the exercise price is $0.001/share, the value of the issuance is $118,985.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

On October 29, 2015, the Company granted stock warrants for 4,687,500 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $60,930.

 On November 23, 2015, the Company granted stock warrants for 75,000,000 shares of common stock (post-split) in association with a short-term loan at no cost to the lender. These warrants have a term of five years, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0012/share, the exercise price is $0.0045/share, the value of the issuance is $524,937.

 We issued warrants to purchase 3,887,500 shares of common stock (post-split) to non-employees during the year ended June 30, 2014, during such time the warrants were accounted for as equity. During the year end June 30, 2016, the Company issued convertible notes payable that provide for the issuance of shares of common stock that became convertible. The conversion term for the convertible notes are variable based on certain factors. As of June 30, 2016, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the warrants are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $6,157,610 in connection with the initial valuation of the derivative liability of the warrants based on the Black Scholes Merton pricing model. The derivative liability related to these warrants was $1,165 and $913,168 as of June 30, 2016, and 2015, respectively. During the year ended June 30, 2016 and 2015, the Company recorded a gain of $912,003 and $0, respectively, related to the change in fair value on the warrants.

In total the derivative liability related to the warrants as of June 30, 2016, and 2015 was $26,911 and $1,270,470, respectively and the Company recorded a gain in the change in fair value due to derivative warrant liability of $1,243,559 and $5,547,074 during the years ended June 30, 2016 and 2015, respectively. The Company also recorded a debt discount associated with the warrants in the amount of $275,000 and an initial loss of $429,852. As of June 30, 2016, $257,108 of the debt discount has been amortized. The associated notes are shown net of the $17,892 discount

Fair value assumptions – derivative warrants:	Grant Date
Risk free interest rate	1.59%- 1.88%
Expected term (years)	5-7
Expected volatility	206-362%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2016
Risk free interest rate	0.71-1.01%
Expected term (years)	5-7
Expected volatility	437-474%
Expected dividends	0%

Fair value assumptions – derivative warrants:	June 30, 2015
Risk free interest rate	1.63%
Expected term (years)	5-7
Expected volatility	206.48%
Expected dividends	0%

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

Summary of warrant activity for the two years ended June 30, 2016 and 2015 is presented below:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual Life	Intrinsic
	Granted	Price	(years)	Value

June 30, 2015	$6,395,225	$0.05	5	$13,393

Grants	83,187,500	$0.003	4.31	(254,569)
Expired
June 30, 2015	$89,582,725	$0.05	9.31	$(241,176)

Exercise	Shares	Shares	Weighted Contractual Life	Weighted Average
Price Range	Outstanding	Exercisable	Remaining (in Years)	Exercise Price
$0.009	1,045,213	1,045,213	4.92	$0.009
$0.030	228,675	228,675	4.37	$0.030
$.047-.050	4,387,500	4,387,500	3.98	$0.05
$0.059-0.070	273,576	273,576	6.5	$0.0685
$0.1	500,000	500,000	6.3	$0.1

NOTE 9 – COMMITMENTS

On January 1, 2014, the Company entered into a Sub-License Agreement affiliated with the National Aeronautics and Space Administration (“NASA”) pursuant to which the Company was granted a royalty-bearing, non-transferable license to certain inventions and patent rights owned by NASA relating to chemical sensing nanotechnology, for use within the United States and its territories. The License is effective as of December 31, 2013 and subject to an initial five year term, during which the License will be exclusive to the Company. Following the initial five-year term, the License shall automatically convert to a non-exclusive license. The License may be terminated by NASA following a 30 day cure period, among other reasons, upon a breach of the License Agreement or upon its determination that the Company has failed to adequately develop or commercialize the licensed patents. Specific milestones and commercialization requirements are set forth in the License Agreement. NASA provides no warranties under the License Agreement and assumes no responsibility for our use, sale or other disposition of the licensed technology. We agree to indemnify NASA against all liabilities arising from such use, sale or other disposition. We must pay certain royalties in connection with the License as set forth in the License Agreement. The Company expensed $378,919 and $491,403 in cost related to the agreement, during the years ended June 30, 2016 and 2015, respectively.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 10 – INCOME TAXES

For the year ended June 30, 2016, the cumulative net operating loss carry-forward from continuing operations is approximately $10,424,192 at June 30, 2016, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$3,545,000	$2,142,000
Valuation allowance	(3,545,000)	(2,142,000)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $10,424,192 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 30,000,000 shares of common stock for services.

Subsequent to year end, the Company issued 530,366,966 shares of common stock in settlement of notes payable.

On October 6, 2016, the Company entered into an exchange agreement with John E. Groman Group (“Groman”) pursuant to which the Company agreed with Groman to exchange his 811,938,579 shares of our common stock into 16,238,772 shares of Series B Convertible Preferred Stock.

On November 11, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up to twenty million (20,000,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to the shareholders on at as converted basis, at a rate of fifty (50) vote for each share held. The holders are further entitled to convert each share of their Series B Convertible Preferred Stock into fifty (50) shares of common.

On November 14, 2016, we entered into a letter agreement with Kineret Kallman, the owner of certain promissory notes in our company. Under the agreement, we agreed to pay Kallman $101,500 in 29 equal monthly installments of $3,500 starting on December 1, 2016. We are current in our payment obligations.

On March 10, 2017, we entered into a settlement agreement with JDF Capital, Inc. and agreed to pay a total of $300,000, with $50,000 monthly installments at the time of execution through August 1, 2017. We issued a convertible promissory note to JDF in the principal amount of $100,000 with interest at 4% per annum and maturing on September 1, 2017. The note is convertible into shares of our common stock at a price per share equal to 70% of our lowest trading price for the 20 trading days prior to JDF's notice of conversion. In addition, we agreed to sign a confession of judgment for $693,952.88, which will be reduced to $392,952.88 upon payment of $300,000, and will thereafter remain outstanding until the note is paid off or fully converted. All outstanding warrants held by JDF will be returned to us upon fulfillment of the terms of the settlement agreement. Finally, we agreed to pay JDF's counsel $14,000. Other than the initial $50,000 payment and the $5,000 legal fee payment made upon execution of the settlement agreement, we have not made any subsequent payments under the settlement agreement. There can be no assurance that we are not declared in default of the settlement agreement and subject to the default provisions of the settlement agreement.

On April 24, 2017, we entered into a settlement agreement with Phoenix Worldwide Holdings, Inc. ("Phoenix"), Navesink River Capital LLC ("Navesink") and Adam 2 LLC ("Adam"), concerning convertible promissory notes we issued in favor of Phoenix in the aggregate amount of $275,000. Under the settlement agreement, we agreed to pay Navesink and Adam, on behalf of Phoenix $275,000 as follows: monthly installments of $7,500 for six months starting May 1, 2017 (which initial payment has been 2016 made); monthly installments of $10,000 for six months starting November 1, 2017; and a final balloon payment of $170,000 on or before May 1, 2018. Pursuant to the terms of the Phoenix notes, we will owe Phoenix a balance of $135,700 following the above payout.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2016.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On November 2, 2016, Edward Rollins resigned as a member of our board of directors. There was no known disagreement with Mr. Rollins on any matter relating to our operations, policies or practices.

On November 11, 2016, pursuant to our Certificate of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up to twenty million (20,000,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to the shareholders on at as converted basis, at a rate of fifty (50) vote for each share held. The holders are further entitled to convert each share of their Series B Convertible Preferred Stock into fifty (50) shares of common.

These rights of the holders of Series B Convertible Preferred Stock and other rights are set forth in the relevant Certificate of Designation filed with the Delaware Secretary of State on November 11, 2016, attached to this annual report as Exhibit 3.1, and incorporated by reference herein.

On October 6, 2016, we entered into an exchange agreement with John E. Groman Group (“Groman”) pursuant to which we agreed with Groman to exchange his 811,938,579 shares of our common stock into 16,238,772 shares of Series B Convertible Preferred Stock.

On November 14, 2016, we entered into a letter agreement with Kineret Kallman, the owner of certain promissory notes in our company. Under the agreement, we agreed to pay Kallman $101,500 in 29 equal monthly installments of $3,500 starting on December 1, 2016. We are current in our payment obligations.

On March 10, 2017, we entered into a settlement agreement with JDF Capital, Inc. and agreed to pay a total of $300,000, with $50,000 monthly installments at the time of execution through August 1, 2017. We issued a convertible promissory note to JDF in the principal amount of $100,000 with interest at 4% per annum and maturing on September 1, 2017. The note is convertible into shares of our common stock at a price per share equal to 70% of our lowest trading price for the 20 trading days prior to JDF's notice of conversion. In addition, we agreed to sign a confession of judgment for $693,952.88, which will be reduced to $392,952.88 upon payment of $300,000, and will thereafter remain outstanding until the note is paid off or fully converted. All outstanding warrants held by JDF will be returned to us upon fulfillment of the terms of the settlement agreement. Finally, we agreed to pay JDF's counsel $14,000. Other than the initial $50,000 payment and the $5,000 legal fee payment made upon execution of the settlement agreement, we have not made any subsequent payments under the settlement agreement. There can be no assurance that we are not declared in default of the settlement agreement and subject to the default provisions of the settlement agreement. A copy of the settlement agreement is attached to this Annual Report on Form 810-K as Exhibit 10.1.

On April 24, 2017, we entered into a settlement agreement with Phoenix Worldwide Holdings, Inc. ("Phoenix"), Navesink River Capital LLC ("Navesink") and Adam 2 LLC ("Adam"), concerning convertible promissory notes we issued in favor of Phoenix in the aggregate amount of $275,000. Under the settlement agreement, we agreed to pay Navesink and Adam, on behalf of Phoenix $275,000 as follows: monthly installments of $7,500 for six months starting May 1, 2017 (which initial payment has been 2016 made); monthly installments of $10,000 for six months starting November 1, 2017; and a final balloon payment of $170,000 on or before May 1, 2018. Pursuant to the terms of the Phoenix notes, we will owe Phoenix a balance of $135,700 following the above payout.

The settlement agreement is attached to this Annual Report on Form 10-K as Exhibit 10.2.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current directors and executive officers, their ages as of June 30, 2016 and their present positions.

Name	Age	Position Held with the Company
Joseph C. Peters	59	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Tony van Bijleveld	57	Director
Dr. Steven R. Steinhubl	57	Chairman and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2016:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Joseph Peters President CEO and Director	0	0	0
Tony van Bijleveld Director	0	0	0
Steven Steinhubl Director	0	0	0
Edward Rollins Director	0	0	0
NanoBeak, LLC 10% Holder	0	0	0

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Peters, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2016 2015	10,000 $50,000	0 0	0 0	0 0	0 65,917.25	0 0	0 0	10,000 115,917.25

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

On January 15, 2015, we granted stock warrants to Mr. Peters for 2,000,000 shares of common stock for services. These warrants have an expiration date of January 15, 2020, and were valued using the Black Scholes Valuation Model, the stock price at the grant date was $0.0332/share, the exercise price is $0.05/share, the value of the issuance was $65,917.25.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Peters	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the fiscal year ended June 30, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony van Bijleveld	-	-	-	-	-	-	-
Steven R. Steinhubl	-	-	-	-	-	-	-
Edward Rollins	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 4, 2017, certain information as to shares of our common stock and Series A Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3 Columbus Circle, 15th Floor New York, NY 10019.

	Common Stock			Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)		Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Joseph Peters(3)	2,000,000	*	%	-	-%	-	-%
Edward Rollins(4)	2,000,000	*	%	-	-%	-	-%
Tony van Bijleveld(5)	2,000,000	*	%	-	-%	-	-%
Steven R. Steinhubl(6)	2,000,000	*	%	-	-%	-	-%
All Directors and Executive Officers as a Group (4 persons)	8,000,000	1.1%		-	-%	-	-%
5% Holders
Nanobeak, LLC(7)	11,811,684	1.5%		23,473,368	100%	-	-%
John E. Groman(8)	811,938,579	53.8%		-	-%	16,238,772	100%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 787,698,074 shares of common stock as of May 4, 2017. The percent of class of Series A Convertible Preferred Stock is based on 23,473,368 shares of Series A Preferred Stock outstanding as of May 4, 2017. The percent of class of Series B Convertible Preferred Stock is based on 16,238,772 shares of Series B Preferred Stock outstanding as of May 4, 2017.
(3)	Includes a warrant to purchase 2,000,000 shares of common stock exercisable at $0.05 per share until January 15, 2020.
(4)	Includes a warrant to purchase 2,000,000 shares of common stock exercisable at $0.05 per share until January 15, 2020.
(5)	Includes a warrant to purchase 2,000,000 shares of common stock exercisable at $0.05 per share until January 15, 2020.
(6)	Includes a warrant to purchase 2,000,000 shares of common stock exercisable at $0.05 per share until January 15, 2020.
25

(7)

Nanobeak, LLC holds 75,000 shares of common stock and 23,473,368 shares of Series A Convertible Preferred Stock, which may be presently converted into a total of 11,736,684 shares of common stock. Jeremy Barbera is the beneficial owner of a majority of the outstanding units of Nanobeak LLC.

(8)	Includes 16,238,772 shares of Series B Convertible Preferred Stock, which may be presently converted into a total of 811,938,579 shares of common stock.

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

During the years ended June 30, 2016 and 2015, we received cash advances from Nanobeak in the amount of $911,631 and $1,323,902, of which $551,558 and $557,933 was repaid during the same period, respectively. As of June 30, 2016 and 2015, there was a balance due to Nanobeak of $1,166,419 and $400,450, respectively. All amounts advanced to us are unsecured, non-interest bearing and due upon demand.

During the year ended June 30, 2015, we received the rights to the sensor’s nanotechnology that has been internally developed by Nanobeak. We have issued 7,875,000 shares of common stock with a market value of $630,000 in exchange for the exclusive rights to this technology. In addition, we issued 9,030,000 common shares for the conversion of Nanobeak’s common shares and issued 4,999,998 common stock warrants, exercisable at $0.10 per share and expiring in 7 year from the date of issuance.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of June 30, 2016.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$39,500	$0	$0	$0
2015	$31,200	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Designation
10.1	Global Settlement & Mutual Release
10.2	Settlement Agreement
10.3	November 14, 2016 Letter Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

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

May 5, 2017

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

Joseph C. Peters

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

May 5, 2017

By: /s/ Tony van Bijleveld

Tony van Bijleveld

Director

May 5, 2017

By: /s/ Dr. Steven R. Steinhubl

Steven R. Steinhubl

Director

May 5, 2017

