Form 10-Q
period 2016-09-30
Nano Mobile Healthcare, Inc.
filed 2018-03-16
CIK 1497130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55155

Nano Mobile Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1002542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 803,659,018 shares of common stock as of March 1, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Balance Sheets as of September 30, 2016 and June 30, 2016 (unaudited);	F-1
Statements of Operations for the three months ended September 30, 2016 and 2015 (unaudited);	F-2
Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (unaudited); and	F-3
Notes to the unaudited Financial Statements.	F-4

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

NANO MOBILE HEALTHCARE, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	September 30, 2016	September 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$485	$60,090
Prepaid expenses and other current assets	-	33,108
Total current assets	485	93,198

Fixed Assets	-	10,234
Securities-available for sale	-	400

Total assets	$405	$103,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$632,170	$289,972
Convertible notes payable	1,562,296	740,720
Due to related parties	1,268,583	396,706
Derivative liabilities	3140,541	1,170,366

Total current liabilities	6,603,589	2,597,764

Total liabilities	6,603,589	2,597,764

Stockholders’ deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 23,473,368 shares issued and outstanding as of September 30, 2016 and 2015, respectively	23,473	23,473
Common stock; $0.001 par value; 900,000,000 shares authorized as of September 30, 2016 and 450,000,000 as of September 30, 2015 respectively; 512,825,018 shares issued and outstanding as of September 30, 2016 and 184,111,144 as of September 30, 2015, respectively	227,331	184,112
Additional paid-in capital	5,177,689	3,865,887
Accumulated deficit	(12,031,597)	(6,567,404)
Total stockholders’ deficit	(6,603,104)	(2,493,932)

Total liabilities and stockholders’ deficit	$485	$103,832

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended
	September 30, 2016	September 30, 2015

Operating expenses
Professional fees	$39,433	$43,555
General and administrative expenses	32,984	102,253
Officer and director compensation	14,000	36,097
Consulting	6,118	280,375

Total operating expenses	92,5359	462,280

Loss from operations	(92,535)	(462,280)

Other income (expense)
Interest income (expense)	(177,075)	(557,647)
Gain (loss) on derivative	(188,030)	1,427,189

Total other income (expense)	(366,105)	869,542

Net (loss) Income	$(458,640)	$407,262

Net income per common share: basic and diluted	$-	$-

Weighted average common shares outstanding: Basic	512,825,081	206,890,967
Diluted	900,000,000	450,000,000

See accompanying notes to unaudited financial statements

NANO MOBILE HEALTHCARE, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income (loss)	$(458,640)	$407,262
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		523,994
Gain loss on derivative liability	188,030	(1,427,189)
Depreciation	8,936	436
Changes in assets and liabilities
Prepaid expense	1,368	35,904
Accounts payable and accrued expenses	60,127	(48,705)
Net cash used in operating activities	(200,179)	(508,298)

Cash Flows from Investing Activities
Purchase of fixed assets	-
Net cash used in investing activities	-

Cash Flows from Financing Activities
Proceeds from related party debt	102,164	280,952
Payments on related party debt		(292,611)
Proceeds and penalties from convertible notes payable	133,500	328,010
Proceeds on loans payable		28,501
Payments on loans payable	(35,000)	(26,450)
Net cash from financing activities	200,664	318,402

Net increase (decrease) in cash	485	(189,896)

Cash, beginning of period	-	249,986

Cash, end of period	$485	$60,090

Supplemental disclosure of cash flow information
Cash paid for interest	$5,000	$49,125
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued to settle convertible debt	$285,494	$191,719
Recognition of derivative debt discount	$-	$471,288
Conversion of derivative liability	$-	$367,970
Exchange of common shares to preferred shares	$-	116,617

See accompanying notes to unaudited financial statements.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and requires capital for its contemplated operational and marketing activities to take place. The ability of Nano Mobile Healthcare, Inc to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$3,140,541	$3,140,541

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$400	$-	$-	$400
Liabilities
Derivative Financial Instruments	$-	$-	$2,952,511	$2,952,511

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of securities available for sale, at fair value in the balance sheets. The Company recognized net losses of $ 400 and $0 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2016 and 2015, respectively.

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

	September 30, 2016	September 30, 2015
Basic net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$(458,640)	$407,262
Total
Denominator:
Number of shares used in per share computation	512,825,081	206,890,967
Basic net income (loss) per share	$-	$-

Diluted net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$(458,640)	$407,262
Add: Interest expense avoided	-	32,231
Add: Prepaid interest amortization avoided	-	20,904
Adjusted Income	$(458,640)	$460,397

Denominator:
Weighted-average shares	512,825,081	206,890,967
Add:
Convertible notes payable	941,252,500	941,252,500
Warrants	6,281,766	6,281,766
Adjusted weighted average shares	1,460,360,067	1,154,425,233
Shares authorized	900,000,000	450,000,000
Diluted net loss per share	$0.00	$-

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

NOTE 3 – PREPAID EXPENSES

During the three months ended September 30, 2016, the Company prepaid interest on convertible notes was $ 0. As of September 30, 2015, the balance that remained capitalized as prepaid expenses was $33,108.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2016 and 2015, the Company received cash advances from a shareholder in the amount of $102,163 and $ 280,952. As of September 30, 2016 and 2015, there was a balance due to the shareholder of $1,268,582 and $388,791, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand.

NOTE 5 – LOANS PAYABLE

On July 1, 2015, the Company issued a promissory note in the amount of $22,500 for $15,000 cash. The note was due on July 1, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, the Company has repaid $18,296 of the note payable and the note is shown net unamortized discount of $4,204. As of September 30, 2016 the balance was $ 0.

On September 1, 2015, the Company issued a promissory note in the amount of $26,233 for $17,500 cash. The note was due on August 31, 2016 and bears interest at 15% per annum. During the three month period ended September 30, 2015, the Company has repaid $8,154 of the note payable and the note is shown net unamortized discount of $14,483. As of September 30, 2016 the balance was $ 0.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the quarter ended September 30, 2016 various notes became convertible at the option of the holders. As of September 30, 2016 the holders exercised their rights to convert note balances of $ 13,072 into 285,493,973 shares of common stock.

NOTE 7 – COMMON STOCK

During the quarter ended September 30, 2016 the Company issued 285,493,973 shares of common stock with a fair value of $ 13,072 for the conversion of various notes payable and accrued interest.

NOTE 8 – STOCK WARRANTS

During the quarter ended September 30, 2016 there were no warrants issued.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2016, the Company issued 496,497,583 shares of common stock in settlement of notes payable.

During November 2016, the Company’s Board of Directors designated a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up to twenty million (20,000,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to the shareholders on an as converted basis, at a rate of fifty (50) votes for each share held. The holders are further entitled to convert each share of their Series B Convertible Preferred Stock into fifty (50) shares of common.

These rights of the holders of Series B Convertible Preferred Stock and other rights are set forth in the relevant Certificate of Designation filed with the Delaware Secretary of State on November 11, 2016.

NANO MOBILE HEALTHCARE, INC

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

During February, 2018, the Company’s board of directors approved an amendment to the Series B Convertible Preferred Stock, whereby the number of shares of Series B Convertible Preferred Stock authorized was decreased from twenty million to two thousand five hundred thirty-five, and each share of Series B Convertible Preferred Stock is convertible into twenty thousand shares of the Company’s common stock.

During November, 2016, the Company entered into a letter agreement with a certain noteholder. Under the agreement, we agreed to pay the noteholder $101,500 in 29 equal monthly installments of $3,500 starting on December 1, 2016. We are currently in default with the terms of this agreement.

During March, 2017, we entered into a settlement agreement with a certain noteholder and agreed to pay a total of $300,000, with $50,000 monthly installments at the time of execution through August 1, 2017. We issued a convertible promissory note to that noteholder in the principal amount of $100,000 with interest at 4% per annum and maturing on September 1, 2017. The note is convertible into shares of our common stock at a price per share equal to 70% of our lowest trading price for the 20 trading days prior to the noteholder's notice of conversion. In addition, the Company agreed to sign a confession of judgment for $693,952.88, which will be reduced to $392,952.88 upon payment of $300,000, and will thereafter remain outstanding until the note is paid off or fully converted. All outstanding warrants held by the noteholder will be returned to us upon fulfillment of the terms of the settlement agreement. We are currently in default with the terms of this agreement.

During April, 2017, the Company entered into a settlement agreement with certain noteholders concerning convertible promissory notes we issued in favor of one of those noteholders in the aggregate amount of $275,000. Under the settlement agreement, we agreed to pay the certain note holder $275,000 as follows: monthly installments of $7,500 for six months starting May 1, 2017 (which initial payment has been made); monthly installments of $10,000 for six months starting November 1, 2017; and a final balloon payment of $170,000 on or before May 1, 2018. Pursuant to the terms of the notes, contemporaneously, we entered into an agreement that provides that the settlement payoffs, described above, will reduce the principal balance under the convertible promissory notes by half. We are currently in default with the terms of this agreement.

During February, 2018, the Company’s Board of Directors designated a class of preferred stock entitled Series C Convertible Preferred Stock, consisting of up to two million shares, par value $0.001. Under the Certificate of Designation, the holders of Series C Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to the shareholders on an as converted basis. The holders are further entitled to convert each share of their Series C Convertible Preferred Stock into twenty thousand shares of common stock. The shares of Series C Preferred Stock shall automatically convert into shares of the Company’s common stock at such time as the Company has extinguished all of its convertible debt and the Company has a sufficient number of shares of authorized but unissued shares of common stock to issue to the holders. The Series C Convertible Preferred Stock holders are also entitled to anti-dilution protection until such time as the Company has retired all of its convertible debt.

These rights of the holders of Series C Convertible Preferred Stock and other rights are set forth in the relevant Certificate of Designation filed with the Delaware Secretary of State in March, 2018.

During February, 2018, the Company’s Board of Directors designated a class of preferred stock entitled Series D Convertible Preferred Stock, consisting of up to one million shares, par value $0.001. Under the Certificate of Designation, the holders of Series D Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to the shareholders on an as converted basis. The holders are further entitled to convert each share of their Series D Convertible Preferred Stock into twenty thousand shares of common stock. The shares of Series D Preferred Stock shall automatically convert into shares of the Company’s common stock at such time as the Company has extinguished all of its convertible debt and the Company has a sufficient number of shares of authorized but unissued shares of common stock to issue to the holders. The Series D Convertible Preferred Stock holders are entitled to anti-dilution protection until such time as the Company has retired all of its convertible debt.

These rights of the holders of Series D Convertible Preferred Stock and other rights are set forth in the relevant Certificate of Designation filed with the Delaware Secretary of State in March, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

The Company was incorporated in the State of Nevada on April 21, 2010. We were initially in the business of becoming a pharmaceutical manufacturer with the specific intention of bidding on South African government health care contracts and tenders. We abandoned that business plan when, during November 2013, Nanobeak, LLC, a Delaware limited liability company (formerly Nanobeak, Inc., a California corporation) (“Nanobeak”) acquired a majority interest in the company through the stock purchase of the controlling interest in our company.

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

The License is effective as of December 31, 2013 and in effect until 2023..

Pursuant to the License Agreement, Nanobeak is permitted to sublicense its rights under the License Agreement to subcontractors. Effective as of February 20, 2014, Nanobeak has sublicensed such rights to the Company as set forth in a Sublicense Agreement.

The Sublicense Agreement grants patent rights to the Company on the same terms as such rights have been granted to Nanobeak under the License Agreement.

The Company must pay to Nanobeak certain royalties in connection with the Sublicense Agreement, which royalties are equivalent to those owed by Nanobeak to NASA pursuant to the License Agreement. The Company must further comply with other obligations of Nanobeak under the License Agreement as though the Company was a party thereto, including achievement of practical application of the patent rights and certain reporting obligations.

The Sublicense Agreement will terminate upon the earlier of (i) termination of the License Agreement or (ii) termination by either party to the Sublicense Agreement as set forth therein.

As a result of the License Agreement and Sublicense Agreement, the Company is now a mobile health technology company that is developing personalized and point-of-care screening using applications based upon chemical sensing methods.

The Company has been developing a low cost point-of-care screening device that will detect and analyze common componentsThe principles of operation are driven by technology developed by NASA. Development efforts on the sensor continue, and the device is now in a clinical environment.

The current device has smallwith state-of-the art engineering design techniques, advanced nanotechnology, and bio-informatics have been combined to create the following three main pieces of the device that is now being used to collect sample data from test patients for certain key biomarkers in a clinical setting:

1.	Breath Capture Device – This component of the device attaches to the sensor module, captures breath from patient’s mouth, pre-filters the breath, and sends it to the sensor module at a controlled flow rate. Recent design improvements to the Breath Capture Device include the capability to simultaneously monitor respiratory rate, lung function, heart rate, and core body temperature. Iterations of the current design, which were optimized, using CAD (computer-aided design) and flow simulation tools, will soon be manufactured and tested using rapid prototyping techniques (3D printing).

2.	Sensor Module – This component of the device contains an array filled with dozens of micro-fabricated nanomaterial-based chemical sensors, device hardware, and a battery pack. Each of these individual sensors is coated with specially formulated sensing materials that will show high sensitivity and specificity towards detecting biomarkers known by medical experts to be associated with particular diseases. Thus, the device will be used to simultaneously quantify levels of critical biomarkers exhaled by patients, record other medically relevant patient data (respiratory rate, core body temperature, and heart rate), and document experimentally relevant conditions (humidity, temperature, and pressure). Patient data collected by the Sensor Module will be sent to an iOS or Android smart device via Bluetooth, where it is collected, further processed, compared to an existing data library, and analyzed by our iOS/Android app. Design challenges that previously delayed critical milestones have been solved. Sensor Modules have been delivered to clinical researchers and preliminary data is being collected and analyzed. This data will be used to calibrate the device and quantify specific VOC’s known to be associated with the disease conditions that will be targeted first.

3.	App/Software for the Smart Devices – The device communicates with smart devices using a proprietary iOS/Android app, used to interpret and present the results collected by the Sensor Module. Each time a test is run on the breath capture device, data received by the app will be pre-processed and post-processed through the algorithm and in nearly real-time a summary result will be provided on the device and/or sent/shared with physicians via phone or internet connections.

The Company is working in conjunction with Nanobeak LLC and NASA, to develop a mobile app to be used in connection with our sensor.

Results of operations for the three months ended September 30, 2016 and 2015

We have earned no revenues since our inception. We do not expect to earn any revenues until we complete our technology and bring it to market.

Our operating expenses decreased to $ 92,535 for the three months ended September 30, 2016, as compared with operating expenses of $462,280 for the three months ended September 30, 2015. Our operating expenses mainly consisted of consulting expenses of $xxx, professional fees of $ 39,433, general and administrative expenses of $ 32,984, compensation to our officers and directors of $ 14,000 and Consulting expenses of $ 6,118.

Our operating expenses of $462,280 for the three months ended September 30, 2015 mainly consisted of consulting expenses of $280,375, general and administrative expenses of $102,253, professional fees in the amount of $43,555 and compensation to our officers and directors of $36,097.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with developing and commercializing our technology and our continued reporting obligations with the Securities and Exchange Commission.

We recognized other expenses of $ 458,641 for the three months ended September 30, 2016, as compared with other income of $869,542 for the three months ended September 30, 2015. Our income in 2015 was mainly attributable to a gain in the change in fair value due to derivative debt and warrant liability of $1,427,189, offset by interest expense of $557,647.

We incurred net loss of $ 458,640 for the three months ended September 30, 2016, compared with a net income of $407,262 for the three months ended September 30, 2015.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $ 485, consisting of cash. We had current liabilities of $6,603,589 as of September 30, 2016. Accordingly, we had negative working capital of $6,603,061 as of September 30, 2016.

Operating activities used $200,179 in cash for period ended September 30, 2016, as compared with $508,298 for the period ended September 30, 2015.

Financing activities for the period ended September 30, 2016 provided $ 200,664 in cash, as compared with cash flows provided by financing activities of $318,402 for the period ended September 30, 2015. Our positive cash flow for the period ended September 30, 2016 was mainly the result of proceeds from convertible notes and related party debt offset by payments on related party debt and convertible notes payable.

As of September 30, 2015, we had total current assets of $93,198, consisting of cash and prepaid expenses. We had current liabilities of $2,389,744 as of September 30, 2015. Accordingly, we had negative working capital of $2,296,546 as of September 30, 2015.

Operating activities used $508,298 in cash for period ended September 30, 2015. Our negative operating cash flow for the period ended September 30, 2015 was mainly attributable to a derivative gain, offset mainly by our net income and the amortization of debt discount.

Investing activities used $0 in cash for the period ended September 30, 2015, as compared with $12,149 in cash used in investing activities for the period ended September 30, 2014, associated with the purchase of fixed assets.

Financing activities for the period ended September 30, 2015 provided $318,402 in cash. Our positive cash flow for the period ended September 30, 2015 was mainly the result of proceeds from convertible notes and related party debt offset by payments on related party debt and convertible notes payable.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of $11,856,545 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Aside from that described elsewhere, there have been no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Mobile Healthcare, Inc.

Date:	March 16, 2018

By:	/s/ Joseph C. Peters
Joseph C. Peters
Title:	Chief Executive Officer